Form 10-Q
period 2021-06-30
Edgewise Therapeutics, Inc.
filed 2021-08-09
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

(303) 735-8373

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which registered
Common stock, par value $0.0001 per share	EWTX	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 30, 2021, there were 49,261,995 of the registrant’s ordinary shares outstanding.

He tt

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

EDGEWISE THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except per share data)

	As of	As of
	June 30,	December 31,
Assets	2021	2020
	(Unaudited)
Current assets
Cash and cash equivalents	$50,404	$104,916
Marketable securities, available for sale	248,747	24,178
Prepaid expenses and other assets	3,818	551
Total current assets	302,969	129,645

Property and equipment	1,084	946
Less: accumulated depreciation	(560)	(430)
Total property and equipment	524	516
Other non-current assets	—	975

Total assets	$303,493	$131,136

Liabilities, convertible preferred stock, and stockholders' equity (deficit)

Current liabilities
Accounts payable	$2,816	$1,580
Accrued compensation	1,373	1,175
Accrued other expenses	2,550	1,587
Total current liabilities	6,739	4,342

Commitments and contingencies (see note 5)

Convertible preferred stock
Series A preferred stock, $.0001 par value, no shares and 15,500,000 shares authorized, no shares and 8,187,100 shares issued and outstanding with an aggregate liquidation preference of $0 and $15,500 as of June 30, 2021 and December 31, 2020, respectively	—	15,484
Series B-1 preferred stock, $.0001 par value, no shares and 14,934,484 shares authorized, no shares and 7,888,392 issued and outstanding with an aggregate liquidation preference of $0 and $25,075 as of June 30, 2021 and December 31, 2020, respectively	—	24,778
Series B-2 preferred stock, $.0001 par value, no shares and 12,358,305 shares authorized, no shares and 6,527,654 shares issued and outstanding with an aggregate liquidation preference of $0 and $25,075 as of June 30, 2021 and December 31, 2020, respectively	—	25,056
Series C preferred stock, $.0001 par value, no shares and 24,525,629 shares authorized, no shares and 12,954,423 shares issued and outstanding with aggregate liquidation preference of $0 and $95,000 as of June 30, 2021 and December 31, 2020, respectively	—	94,896
Total convertible preferred stock	—	160,214

Stockholders' equity (deficit)
Preferred stock, $.0001 par value per share; 200,000,000 shares and no shares authorized as of June 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares and 88,000,000 shares authorized, 49,261,995 shares and 1,009,479 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	5	—
Additional paid-in capital	348,097	727
Accumulated other comprehensive loss	(33)	—
Accumulated deficit	(51,315)	(34,147)
Total stockholders' equity (deficit)	296,754	(33,420)

Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$303,493	$131,136

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Operating expenses
Research and development	$7,861	$3,639	$13,221	$6,606
General and administrative	2,599	318	4,096	599
Total operating expenses	10,460	3,957	17,317	7,205

Loss from operations	(10,460)	(3,957)	(17,317)	(7,205)

Other income
Interest income	107	3	149	66
Total other income	107	3	149	66

Net loss	(10,353)	(3,954)	(17,168)	(7,139)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	21	—	(33)	—
Total comprehensive loss	$(10,332)	$(3,954)	$(17,201)	$(7,139)

Net loss per share, basic and diluted	$(0.21)	$(7.43)	$(0.67)	$(14.98)
Weighted-average shares outstanding, basic and diluted	49,258,449	532,403	25,540,922	476,443

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Series A Convertible		Series B-1 Convertible		Series B-2 Convertible		Series C Convertible		Convertible				Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Paid-In Capital	Loss	Deficit	Total
Balance as of December 31, 2019	8,187,100	$15,484	7,888,392	$24,778	—	$—	—	$—	$40,262	419,004	$—	$171	$—	$(17,024)	$(16,853)
Exercise of stock options	—	—	—	—	—	—	—	—	—	33,631	—	15	—	—	15
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	45	—	—	45
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,185)	(3,185)
Balance as of March 31, 2020	8,187,100	15,484	7,888,392	24,778	—	—	—	—	40,262	452,635	—	231	—	(20,209)	(19,978)
Exercise of stock options	—	—	—	—	—	—	—	—	—	254,518	—	120	—	—	120
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	49	—	—	49
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,954)	(3,954)
Balance as of June 30, 2020	8,187,100	$15,484	7,888,392	$24,778	—	$—	—	$—	$40,262	707,153	$—	$400	$—	$(24,163)	$(23,763)

	Series A Convertible		Series B-1 Convertible		Series B-2 Convertible		Series C Convertible		Convertible				Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Paid-In Capital	Loss	Deficit	Total
Balance as of December 31, 2020	8,187,100	$15,484	7,888,392	$24,778	6,527,654	$25,056	12,954,423	$94,896	$160,214	1,009,479	$—	$727	$—	$(34,147)	$(33,420)
Convertible preferred stock converted into shares of common stock	(8,187,100)	(15,484)	(7,888,392)	(24,778)	(6,527,654)	(25,056)	(12,954,423)	(94,896)	(160,214)	35,557,569	4	160,210	—	—	160,214
Initial public offering of common stock, net of $16.3 million in issuance costs	—	—	—	—	—	—	—	—	—	12,650,000	1	186,147	—	—	186,148
Exercise of stock options	—	—	—	—	—	—	—	—	—	37,263	—	25	—	—	25
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	296	—	—	296
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,815)	(6,815)
Balance as of March 31, 2021	—	—	—	—	—	—	—	—	—	49,254,311	5	347,405	(54)	(40,962)	306,394
Exercise of stock options	—	—	—	—	—	—	—	—	—	7,684	—	5	—	—	5
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	687	—	—	687
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,353)	(10,353)
Balance as of June 30, 2021	—	$—	—	$—	—	$—	—	$—	$—	49,261,995	$5	$348,097	$(33)	$(51,315)	$296,754

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(17,168)	$(7,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	130	85
Stock-based compensation	983	94
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,011)	(79)
Accounts payable	1,627	179
Accrued compensation	198	121
Accrued other expenses	1,415	15
Net cash used in operating activities	(15,826)	(6,724)

Cash flows from investing activities
Purchases of marketable securities	(231,802)	—
Maturities of marketable securities	7,200	—
Purchases of property and equipment	(138)	(197)
Net cash used in investing activities	(224,740)	(197)

Cash flows from financing activities

Proceeds from initial public offering of common stock, net of underwriting discounts and commissions and offering costs	186,148	—
Payment of preferred stock issuance costs	(124)	—
Exercise of stock options	30	135
Net cash provided by financing activities	186,054	135

Net change in cash and cash equivalents	(54,512)	(6,786)
Cash and cash equivalents at beginning of period	104,916	23,653
Cash and cash equivalents at end of period	$50,404	$16,867
Supplemental disclosures of non-cash financing activities:
Conversion of convertible preferred stock upon closing of initial public offering	$160,214	$—

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

Liquidity and Capital Resources

The Company has an accumulated deficit of $51.3 million and, cash, cash equivalents and marketable securities of $299.2 million as of June 30, 2021. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. The Company’s ability to secure capital is dependent upon success in developing its technology and product candidates. The Company cannot provide assurance that additional capital will be available on acceptable terms, if at all.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $299.2 million of cash, cash equivalents and marketable securities on hand as of June 30, 2021 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2020, is derived from the Company’s audited financial statements. The results of operations for the three months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period.

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

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of June 30, 2021 primarily consist of money market accounts and cash equivalents as of December 31, 2020 primarily consist of money market accounts and commercial paper.

Marketable Securities, Available For Sale

All marketable securities have been classified as “available-for-sale” and are carried at fair value, based upon quoted market prices. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, the Company may classify certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income and reported as a separate component of stockholders’ equity (deficit) until realized. Interest income, realized gains and losses, and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with the Company’s investment policy, management invests in money market funds, corporate bonds, commercial paper, asset-backed securities and government securities. The Company has not experienced any losses on its deposits of cash, cash equivalents, and marketable securities since inception.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of June 30, 2021 and December 31, 2020 were $0 and $0.7 million, respectively. Such costs are classified in other non-current assets in the accompanying balance sheets.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the related asset, which is generally three to five years, and in the case of leasehold improvements, the shorter of the estimated useful lives of the assets or the term of the lease. Depreciation expense was $51,000 and $130,000 for the three and six months ended June 30, 2021, respectively and $46,000 and $85,000 for the three and six months ended June 30, 2020, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value. There were no impairment charges or long-lived assets disposed of during the three and six months ended June 30, 2021 and 2020, respectively.

Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases.

Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if such deferred tax assets are deemed more likely than not that some or all of the deferred tax assets will not be realized. Historically, we have not recognized these potential benefits in our financial statements and have fully reserved for such net deferred tax assets, as we believe it is more likely than not that the full benefit of these net deferred tax assets will not be realized before expiration. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years. The Company evaluated its tax positions and determined it has no uncertain tax positions as of June 30, 2021.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of June 30, 2021
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$50,304	$—	$—	$50,304
Marketable securities, available for sale:
Asset-backed securities	Level 2	28,074	4	(2)	28,076
Corporate debt securities	Level 2	73,175	17	(15)	73,177
Commercial paper	Level 2	83,399	—	—	83,399
U.S. government treasury and agency securities	Level 2	54,846	—	(9)	54,837
Supranational and soverign government securities	Level 2	9,286	2	(30)	9,258
Total financial assets		$299,084	$23	$(56)	$299,051

	As of December 31, 2020
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$94,020	$—	$—	$94,020
Commercial paper	Level 2	10,796	—	—	10,796
Marketable securities, available for sale:
Asset-backed securities	Level 2	7,246	—	—	7,246
Corporate debt securities	Level 2	13,937	—	—	13,937
Commercial paper	Level 2	2,995	—	—	2,995
Total financial assets		$128,994	$—	$—	$128,994

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate bonds, commercial paper and U.S. government treasury and agency securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate bonds, commercial paper, U.S. government treasury and agency securities and supranational and sovereign government securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the three months ended June 30, 2021, there were no transfers of financial assets between Level 1 and Level 2. As of June 30, 2021, the remaining contractual maturities of $135.1 million of marketable securities were less than one year and $113.7 million were one to three years.

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

NOTE 3  CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of June 30, 2021 the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

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

NOTE 4  STOCK-BASED COMPENSATION AWARDS

2021 Equity Incentive Plan

In March 2021, the Company’s Board of Directors adopted, and its stockholders approved, the Company’s 2021 Equity Incentive Plan (2021 Plan), which became effective in March 2021 in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any of its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to its employees, directors, and consultants and its subsidiary corporations’ employees and consultants. The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. As of June 30, 2021, 5,040,000 shares were reserved for the issuance of common stock options to employees, directors and consultants for the purchase of the Company’s common stock, 501,798 shares were subject to outstanding awards, and 4,604,313 shares remained available for future grant under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of 5,040,000 shares; five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or such other amount as the Company’s Board of Directors may determine.

2017 Equity Incentive Plan

The Company’s Board of Directors adopted the Company’s 2017 Equity Incentive Plan (2017 Plan) in June 2017 to provide long-term incentives for its employees, non-employee directors and certain consultants. For the six months ended June 30, 2021, 87,749 options were granted under the 2017 Plan, which terminated in connection with the Company’s IPO, and the Company will not grant any additional awards under the 2017

Plan thereafter. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2017 Plan. As of June 30, 2021, 5,715,615 options were outstanding under the 2017 Plan.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vest monthly over a four-year period that expires 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of June 30, 2021, 1,531,780 options were outstanding and there were no options exercised during the six months ended June 30, 2021.

Total stock-based compensation expense related to all stock options granted was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development	$471	$35	$615	$66
General and administrative	216	14	368	28
Total stock-based compensation expense	$687	$49	$983	$94

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

Lease Agreements

The Company leases office and lab space under lease agreements. These leases expire in August 2021. Rent expense was $22,000 and $44,000 for the three and six months ended June 30, 2021, respectively and $17,000 and $33,000 for the three and six months ended June 30, 2020, respectively. Future minimum rentals as of June 30, 2021 were $13,000, all of which is to be paid in 2021.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2021 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2021.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator
Net loss	$(10,353)	$(3,954)	$(17,168)	$(7,139)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	49,258,449	532,403	25,540,922	476,443
Net loss per share, basic and diluted	$(0.21)	$(7.43)	$(0.67)	$(14.98)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Options to purchase common stock	7,649,179	3,703,396	7,511,020	3,718,430
Convertible preferred stock	—	16,075,492	17,484,116	16,075,492
Total	7,649,179	19,778,888	24,995,136	19,793,922

NOTE 7  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of June 30,	As of December 31,
	2021	2020
Accrued research and development costs	$2,007	$550
Accrued IPO costs	—	452
Accrued license fees	300	300
Accrued other	243	285
Total accrued other expenses	$2,550	$1,587

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for severe, rare muscle disorders for which there is significant unmet medical need. Guided by our holistic drug discovery approach to targeting the muscle as an organ, we have combined our foundational expertise in muscle biology and small molecule engineering to build our proprietary, muscle focused drug discovery platform. Our platform utilizes custom-built high throughput and translatable systems that measure integrated muscle function in whole organ extracts to identify small molecule precision medicines regulating key proteins in muscle tissue, initially focused on addressing rare neuromuscular and cardiac diseases. Our lead candidate, EDG-5506, is an orally administered allosteric, selective, fast myofiber (type II) myosin small molecule inhibitor designed to address the root cause of dystrophinopathies including Duchenne muscular dystrophy (DMD) and Becker muscular dystrophy (BMD), and is currently in a Phase 1 clinical trial. We have developed and characterized a library of selective fast skeletal myosin inhibitors exhibiting a broad range of pharmacological and PK properties. We are characterizing EDG-6289 as a faster onset alternative to EDG-5506 for the treatment of movement disorders, including muscle spasticity associated with multiple sclerosis, cerebral palsy and stroke. We also intend to advance two other muscle-focused precision medicines into clinical development. Our third program, EDG-002, focuses on identification of novel mechanism cardiac modulators. We are initially pursuing a new target for inherited hypertrophic cardiomyopathy (HCM) in addition to exploring the potential of this novel mechanism across other rare cardiac disorders. Our fourth program, EDG-003, is focused on developing a next-generation approach to improve muscle and preserve nerves in a specific set of rare neuromuscular diseases. We believe our programs also offer substantial opportunities for us to expand into related rare diseases for which there are limited or no approved treatments.

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

We have incurred significant losses since the commencement of our operations. Our net losses were $10.4 million and $17.2 million for the three and six months ended June 30, 2021, respectively and $4.0 million and $7.1 million for the three and six months ended June 30, 2020, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of June 30, 2021, we had an accumulated deficit of $51.3 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and an initial public offering (IPO) of our common stock. From inception through June 30, 2020, these private placements have provided gross proceeds of $160.7 million and the IPO generated net proceeds of $186.1 million after deducting underwriting discounts and commissions and offering costs of $16.3 million. We believe that our existing cash and cash equivalents and marketable securities of $299.2 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 24 months.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$7,861	$3,639	$4,222
General and administrative	2,599	318	2,281
Total operating expenses	10,460	3,957	6,503
Loss from operations
Interest income	107	3	104
Net loss	$10,353	$3,954	$6,399

Research and development expenses

The following table summarizes our research and development expenses:

	Three months ended June 30,
	2021	2020	Change

	(in thousands)
External research and development expenses:
EDG-5506 clinical program	$4,205	$1,599	$2,606
Discovery and preclinical	1,327	962	365
Internal and other unallocated costs	2,329	1,078	1,251
Total research and development expenses	$7,861	$3,639	$4,222

Research and development expenses were $7.9 million and $3.6 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $4.3 million was primarily driven by $2.6 million of higher external research and development expenses related to our Phase 1 clinical trial of EDG-5506, an increase of $0.4 million related to increased drug discovery and preclinical development of our other programs and an increase of $1.3 million in employee-related costs, due largely to an increased employee headcount to support the growth of our research and development programs.

General and administrative expenses

General and administrative expenses were $2.6 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $2.3 million was primarily related to the cost related to operating as a public company, including $0.9 million in increased employee-related costs from increased headcount, $0.7 million in increased directors and officers insurance and $0.7 million in increased professional and consulting costs.

Interest income

Interest income was $107,000 and $3,000 for the three months ended June 30, 2021 and 2020, respectively. The increase of $104,000 was the result of higher cash and marketable securities balances from the proceeds of our IPO in 2021 as compared to our cash balances in 2020, resulting in higher interest income earned.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$13,221	$6,606	$6,615
General and administrative	4,096	599	3,497
Total operating expenses	17,317	7,205	10,112
Loss from operations
Interest income	149	66	83
Net loss	$17,168	$7,139	$10,029

Research and development expenses

The following table summarizes our research and development expenses:

	Six months ended June 30,
	2021	2020	Change

	(in thousands)
External research and development expenses:
EDG-5506 clinical program	$6,825	$3,406	$3,419
Discovery and preclinical	2,427	1,305	1,122
Internal and other unallocated costs	3,969	1,895	2,074
Total research and development expenses	$13,221	$6,606	$6,615

Research and development expenses were $13.2 million and $6.6 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $6.6 million was primarily driven by $3.4 million of higher external research and development expenses related to our Phase 1 clinical trial of EDG-5506, an increase of $1.1 million related to increased drug discovery and preclinical development of our other programs and an increase of $2.1 million in employee-related costs, due largely to an increased employee headcount to support the growth of our research and development programs.

General and administrative expenses

General and administrative expenses were $4.1 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $3.5 million was primarily related to the cost related to operating as a public company, including $1.7 million in increased employee-related costs from increased headcount, $0.8 million in increased directors and officers insurance and $1.0 million in increased professional and consulting costs.

Interest income

Interest income was $149,000 and $66,000 for the six months ended June 30, 2021 and 2020, respectively. The increase of $83,000 was the result of higher cash and marketable securities balances from the proceeds of our IPO in 2021 as compared to our cash balances in 2020, resulting in higher interest income earned.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of convertible preferred stock and the initial public offering of our common stock. Through June 30, 2021, we had received gross proceeds of $160.7 million from the sale of convertible preferred stock and $186.1 million in net proceeds from the initial public offering of our common stock after deducting underwriting discounts, commissions and offering costs of $16.3 million. As of June 30, 2021, we had cash, cash equivalents and marketable securities in the amount of $299.2 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(15,826)	$(6,724)
Net cash used in investing activities	(224,740)	(197)
Net cash provided by financing activities	186,054	135
Net decrease in cash and cash equivalents	$(54,512)	$(6,786)

Operating activities

Cash used in operating activities in the six months ended June 30, 2021 was primarily driven by our net loss for the period of $17.2 million, and was also impacted by changes in operating assets and liabilities which increased net working capital by $0.2 million. Cash used in operating activities was reduced by non-cash charges of $1.1 million relating to stock-based compensation expense of $1.0 million and depreciation of $0.1 million.

Cash used in operating activities in the six months ended June 30, 2020 was primarily driven by our net loss for the period of $7.1 million, and was also impacted by changes in operating assets and liabilities which decreased net working capital by $0.2 million. Cash used in operating activities was reduced by non-cash charges of $0.2 million relating to stock-based compensation expense of $0.1 million and depreciation of $0.1 million.

Investing activities

Cash used in investing activities during the six months ended June 30, 2021 amounted to $224.7 million which was due to $231.8 million in purchases of marketable securities and $0.1 million for purchases of equipment, which was partially offset by $7.2 million in maturities of marketable securities.

Cash used in investing activities during the six months ended June 30, 2020 amounted to $0.2 million and was for purchases of equipment.

Financing activities

Net cash provided by financing activities during the six months ended June 30, 2021 was $186.1 million, primarily consisting of cash proceeds from the initial public offering of the Company’s common stock. In addition, we generated cash proceeds of $30,000 from the issuance of common stock upon the exercise of stock options and paid $0.1 million in preferred stock issuance costs.

Net cash provided by financing activities during the six months ended June 30, 2020 was $0.1 million which was generated from cash proceeds from the issuance of common stock upon the exercise of stock options.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2021:

	Payments Due by Period
		Less Than	1 to3	3 to5	More Than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments(1)	$13	$13	$—	$—	$—
(1)	Reflects minimum payments due for office and laboratory space in Boulder, Colorado leased under an operating lease that was amended in June 2020 and expires in August 2021, and laboratory space in Portland, Oregon, leased under a short-term arrangement with renewal options.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 26, 2021 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three and six months ended June 30, 2021, there were no material changes to our critical accounting policies from those discussed in our final prospectus filed on March 26, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $299.2 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities and the low-risk profile of our investments, an immediate one percentage point relative change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of June 30, 2021, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

There was no material foreign currency risk for the three and six months ended June 30, 2021.

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

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:

●	We are early in our development efforts, with a limited operating history, and have no products approved for commercial sale.

●	We have not generated any revenue to date, have incurred significant net losses since our inception, and expect to continue to incur significant net losses for the foreseeable future.

●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates.

●	We will require substantial additional capital to finance our operations.

●	Our operations and financial results could be adversely impacted by the novel coronavirus disease (COVID-19) pandemic in the United States and the rest of the world.

●	We are substantially dependent on the success of our lead product candidate, EDG-5506, which is currently in a Phase 1 clinical trial. If we are unable to complete development of, obtain approval for and commercialize EDG-5506 for one or more indications in a timely manner, our business will be harmed.

●	Our prospects depend in part upon discovering, developing and commercializing product candidates from our EDG-6289, EDG-002 and EDG-003 programs and discovering, developing and commercializing product candidates in future programs.

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA) or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results.

●	We have limited resources and are currently focusing the majority of our efforts on developing EDG-5506 for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted. In particular, we face competition for patients with DMD from companies that produce corticosteroids and exon skipping drugs, companies that are targeting dystrophin mechanisms and non-dystrophin mechanisms and companies that are developing gene therapies.

●	We rely on third parties to conduct our preclinical studies, clinical trials, and manufacturing, and these third parties may not perform satisfactorily.

●	Our success depends on our ability to protect our intellectual property as well as to operate without infringing the intellectual property rights of third parties. Presently, our patent portfolio is pending in prosecution and we do not own any issued patents or in-license any issued patents.

●	If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock. Our net loss was $10.4 million and $17.2 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, we had an accumulated deficit of $51.3 million. Our lead product candidate, EDG-5506, is in a Phase 1 clinical trial that commenced in October 2020. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of June 30, 2021, we had $299.2 million in cash, cash equivalents and marketable securities. We expect our current cash and cash equivalents, will be sufficient to fund our current operating plan for at least the next 24 months. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

The global outbreak of COVID-19, including COVID-19 variants, continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business will depend on future developments such as the rate of the spread of the disease including any COVID-19 variants, vaccination rates, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

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

We expect to face competition from existing products and products in development for each of our programs. Currently, approximately 70% of patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. and prednisone is also FDA-approved and is marketed by multiple companies. In March 2021, ReveraGen Biopharma in collaboration with Santhera Pharmaceuticals, released data from a Phase 2b clinical trial with vamorolone, a steroid therapy, supporting its use as a potential therapy for DMD. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms include Sarepta Therapeutics with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, PTC Therapeutics with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc., which is in preclinical development with an antibody oligonucleotide conjugate that targets dystrophin production and Dyne Therapeutics which is also in preclinical development with its proprietary antigen-binding oligonucleotide linker technology that targets dystrophin production. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Pfizer Inc. (PF-06939926), Sarepta Therapeutics (SRP-9001 and Galgt2 gene therapy program), and Solid Biosciences Inc. (SGT-001). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD. Moreover, Epirium Bio is developing a synthetic compound that targets cellular energetics and muscle regeneration as a potential therapeutic for BMD.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, including judicial challenges in the Fifth Circuit Court and the United States Supreme Court. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is unclear whether these new regulations will be withdrawn or when they will become fully effective under the Biden administration. The impact of these lawsuits as well as legislative, executive, and administrative actions of the Biden administration on us and the pharmaceutical industry as a whole is unclear. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business.

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

Additionally, the collection and use of health data and other personal data is governed in the EU by the General Data Protection Regulation (GDPR), which extends the geographical scope of EU data protection law to entities and operations outside of the EU under certain conditions and imposes substantial obligations upon companies and new rights for individuals, and by certain EU Member State-level legislation. Failure to comply with the GDPR may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional measures in an effort to comply with the GDPR and with other laws and regulations in the EU, including those of EU Member States, relating to privacy and data protection. This may be onerous and if our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business in the EU. Further, the European Court of Justice (ECJ) invalidated the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the EU to the U.S. for companies that had self-certified to the Privacy Shield in July 2020. The ECJ decision also raised questions about the continued validity of one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, and EU regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the Standard Contractual Clauses. EU regulators released a draft of revised Standard Contractual Clauses addressing the ECJ’s concerns in November 2020, and on June 4, 2021, published new standard contractual clauses. To the extent that we were to rely on the EU-U.S. or Swiss-U.S. Privacy Shield programs, we will not be able to do so in the future, and the ECJ’s decision and other regulatory guidance or developments otherwise may impose additional obligations with respect to the transfer of personal data from the EU and Switzerland to the U.S., and we may be required to engage in additional contractual negotiations relating to the new Standard Contractual Clauses or otherwise, each of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EU and Switzerland to the U.S.

Further, the exit of the United Kingdom (UK) from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. Specifically, the UK exited the EU on January 1, 2020, subject to a transition period that ended on December 31, 2020.. On June 28, 2021, the European Commission issued an adequacy decision in respect of the UK’s data protection framework, allowing personal data transfers from EU member states to the UK to continue without requiring additional contractual or other measures in order to lawfully transfer personal data between the territories. This decision is subject to renewal after four years, however, and may be revisited by the European Commission at any time. The UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover. In the medium and longer terms, however, the relationship between the UK and EU in relation to aspects of data protection law remains unclear, including with respect to cross-border data transfers and the role of the UK Information Commissioner’s Office with respect to the EU, which exposes us to further compliance risk. We may incur liabilities, expenses, costs, and other operational losses relating to the GDPR, the UK GDPR, and other laws and regulations in the EU and UK relating to privacy and data protection, including those of applicable EU Member States in connection with any measures we take to comply with them. Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts and potentially requiring us to undertake additional measures to comply with them.

In the United States, there are a broad variety of data protection laws and regulations that may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, it is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new legislation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA), a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, the CPRA, and legislation proposed in other states. Similarly, in June 2021, Colorado enacted the Colorado Privacy Act (CPA), which takes effect on July 1, 2023.

With the GDPR, CCPA, CPRA, CDPA, CPA, and other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if third parties we work with, such as vendors or service providers, violate applicable laws or regulations or our policies, such violations may also put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our service providers to comply with our applicable policies or notices relating to privacy or data protection, our contractual or other obligations to third parties, or any of our other legal obligations relating to privacy or data protection, may result in governmental investigations or enforcement actions, litigation, claims and other proceedings, harm our reputation, and could result in significant liability.

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

•

the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value made to covered recipients, including physicians, defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals as well as information regarding ownership and investment interests held by physicians, as defined by law, and their immediate family members. Beginning with data reported to CMS in 2022, reporting obligations with respect to covered recipients have been expanded to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse midwives for payments and transfers of value made during the previous year; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales and medical representatives; state laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

As of June 30, 2021, we had 26 full-time employees. Of these employees, 18 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, and as we begin to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or incidents or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. For example, in 2019, one our CROs experienced a cybersecurity breach which resulted in unauthorized access to certain of our preclinical data. We have received phishing attacks, and companies have, in general, experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic, and the increase in remote working further increases security threats. To the extent that any disruption or security incident were to result in any loss, destruction, unavailability, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our applications, any other data processed or maintained on our behalf or other assets, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data and other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Further, any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Notifications and follow-up actions related to a security breach or incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security incident were to result in any loss, destruction, or alteration of, unavailability of, or damage or unauthorized access to, our data or other information that is processed or maintained on our behalf, or inappropriate disclosure of or dissemination of any such information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in or, failure or security breach or incident of or impacting our systems or third-party systems where information important to our business operations or commercial development is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

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

As of June 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 73.2 % of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As of June 30, 2021, we had 49,261,995 outstanding shares of common stock. Of these shares, 12,650,000 shares are freely tradable and substantially all of the remaining shares of common stock will be available for sale in the public market beginning in September 2021 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our IPO. J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and SVB Leerink LLC may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

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

Moreover, as of June 30, 2021, holders of an aggregate of 35,557,569 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market beginning in September 2021 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our IPO.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 14d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

˄	Indicates management contract or compensatory plan.

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

Date: August 9, 2021

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ R. Michael Carruthers
Name:	R. Michael Carruthers
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)