Form 10-Q
period 2021-09-30
Edgewise Therapeutics, Inc.
filed 2021-11-10
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 31, 2021, there were 49,295,840 of the registrant’s ordinary shares outstanding.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

EDGEWISE THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except per share data)

	As of	As of
	September 30,	December 31,
Assets	2021	2020
	(Unaudited)
Current assets
Cash and cash equivalents	$10,571	$104,916
Marketable securities, available for sale	279,913	24,178
Prepaid expenses and other assets	2,758	551
Total current assets	293,242	129,645

Property and equipment	1,535	946
Less: accumulated depreciation	(624)	(430)
Total property and equipment	911	516
Other non-current assets	295	975

Total assets	$294,448	$131,136

Liabilities, convertible preferred stock, and stockholders' equity (deficit)

Current liabilities
Accounts payable	$2,292	$1,580
Accrued compensation	2,030	1,175
Accrued other expenses	4,432	1,587
Total current liabilities	8,754	4,342
Other long term liabilities	295	—

Total liabilities	9,049	4,342

Commitments and contingencies (see note 5)

Convertible preferred stock
Series A preferred stock, $.0001 par value, no shares and 15,500,000 shares authorized, no shares and 8,187,100 shares issued and outstanding with an aggregate liquidation preference of $0 and $15,500 as of September 30, 2021 and December 31, 2020, respectively	—	15,484
Series B-1 preferred stock, $.0001 par value, no shares and 14,934,484 shares authorized, no shares and 7,888,392 issued and outstanding with an aggregate liquidation preference of $0 and $25,075 as of September 30, 2021 and December 31, 2020, respectively	—	24,778
Series B-2 preferred stock, $.0001 par value, no shares and 12,358,305 shares authorized, no shares and 6,527,654 shares issued and outstanding with an aggregate liquidation preference of $0 and $25,075 as of September 30, 2021 and December 31, 2020, respectively	—	25,056
Series C preferred stock, $.0001 par value, no shares and 24,525,629 shares authorized, no shares and 12,954,423 shares issued and outstanding with aggregate liquidation preference of $0 and $95,000 as of September 30, 2021 and December 31, 2020, respectively	—	94,896
Total convertible preferred stock	—	160,214

Stockholders' equity (deficit)
Preferred stock, $.0001 par value per share; 200,000,000 shares and no shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares and 88,000,000 shares authorized, 49,295,840 shares and 1,009,479 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	5	—
Additional paid-in capital	349,682	727
Accumulated other comprehensive loss	(24)	—
Accumulated deficit	(64,264)	(34,147)
Total stockholders' equity (deficit)	285,399	(33,420)

Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$294,448	$131,136

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Operating expenses
Research and development	$9,880	$3,238	$23,101	$9,844
General and administrative	3,196	405	7,292	1,004
Total operating expenses	13,076	3,643	30,393	10,848

Loss from operations	(13,076)	(3,643)	(30,393)	(10,848)

Other income
Interest income	127	1	276	67
Total other income	127	1	276	67

Net loss	(12,949)	(3,642)	(30,117)	(10,781)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	9	—	(24)	—
Total comprehensive loss	$(12,940)	$(3,642)	$(30,141)	$(10,781)

Net loss per share, basic and diluted	$(0.26)	$(3.68)	$(0.90)	$(16.62)
Weighted-average shares outstanding, basic and diluted	49,264,938	989,203	33,535,829	648,611

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Series A		Series B-1		Series B-2		Series C						Accumulated
	Convertible		Convertible		Convertible		Convertible		Convertible				Other
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Paid-In Capital	(Loss) Income	Deficit	Total
Balance as of December 31, 2020	8,187,100	$15,484	7,888,392	$24,778	6,527,654	$25,056	12,954,423	$94,896	$160,214	1,009,479	$—	$727	$—	$(34,147)	$(33,420)
Convertible preferred stock converted into shares of common stock	(8,187,100)	(15,484)	(7,888,392)	(24,778)	(6,527,654)	(25,056)	(12,954,423)	(94,896)	(160,214)	35,557,569	4	160,210	—	—	160,214
Initial public offering of common stock, net of $16.3 million in issuance costs	—	—	—	—	—	—	—	—	—	12,650,000	1	186,147	—	—	186,148
Exercise of stock options	—	—	—	—	—	—	—	—	—	37,263	—	25	—	—	25
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	296	—	—	296
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,815)	(6,815)
Balance as of March 31, 2021	—	—	—	—	—	—	—	—	—	49,254,311	5	347,405	(54)	(40,962)	306,394
Exercise of stock options	—	—	—	—	—	—	—	—	—	7,684	—	5	—	—	5
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	687	—	—	687
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,353)	(10,353)
Balance as of June 30, 2021	—	—	—	—	—	—	—	—	—	49,261,995	5	348,097	(33)	(51,315)	296,754
Exercise of stock options	—	—	—	—	—	—	—	—	—	33,845	—	37	—	—	37
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	1,548	—	—	1,548
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,949)	(12,949)
Balance as of September 30, 2021	—	$—	—	$—	—	$—	—	$—	$—	49,295,840	$5	$349,682	$(24)	$(64,264)	$285,399

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Series A Convertible		Series B-1 Convertible		Series B-2 Convertible		Series C Convertible		Convertible				Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Paid-In Capital	(Loss) Income	Deficit	Total
Balance as of December 31, 2019	8,187,100	$15,484	7,888,392	$24,778	—	$—	—	$—	$40,262	419,004	$—	$171	$—	$(17,024)	$(16,853)
Exercise of stock options	—	—	—	—	—	—	—	—	—	33,631	—	15	—	—	15
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	45	—	—	45
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,185)	(3,185)
Balance as of March 31, 2020	8,187,100	15,484	7,888,392	24,778	—	—	—	—	40,262	452,635	—	231	—	(20,209)	(19,978)
Exercise of stock options	—	—	—	—	—	—	—	—	—	254,518	—	120	—	—	120
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	49	—	—	49
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,954)	(3,954)
Balance as of June 30, 2020	8,187,100	15,484	7,888,392	24,778	—	—	—	—	40,262	707,153	—	400	—	(24,163)	(23,763)
Issuance of Series B-2 preferred stock, net of offering costs of $19 thousand	—	—	—	—	6,527,654	25,056	—	—	25,056	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—		297,294	—	67	—	—	67
Stock-based compensation	—	—	—	—	—	—	—	—		—	—	70	—	—	70
Net loss	—	—	—	—	—	—	—	—		—	—	—	—	(3,642)	(3,642)
Balance as of September 30, 2020	8,187,100	$15,484	7,888,392	$24,778	6,527,654	$25,056	—	$—	$65,318	1,004,447	$—	$537	$—	$(27,805)	$(27,268)

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(30,117)	$(10,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	194	135
Stock-based compensation	2,531	164
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,951)	(383)
Accounts payable	1,103	384
Accrued compensation	855	351
Accrued other expenses	3,297	134
Net cash used in operating activities	(24,088)	(9,996)

Cash flows from investing activities
Purchases of marketable securities	(273,159)	—
Maturities of marketable securities	17,400	—
Purchases of property and equipment	(589)	(203)
Net cash used in investing activities	(256,348)	(203)

Cash flows from financing activities

Proceeds from initial public offering of common stock, net of underwriting discounts and commissions and offering costs	186,148	—
Proceeds from issuance of Series B-2 convertible preferred stock	—	25,075
Payment of preferred stock issuance costs	(124)	—
Exercise of stock options	67	202
Net cash provided by financing activities	186,091	25,277

Net change in cash and cash equivalents	(94,345)	15,078
Cash and cash equivalents at beginning of period	104,916	23,653
Cash and cash equivalents at end of period	$10,571	$38,731
Supplemental disclosures of non-cash financing activities:
Conversion of convertible preferred stock upon closing of initial public offering	$160,214	$—

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) outbreak a pandemic. The Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and operations. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted productivity, have resulted in increased operational expenses, certain adjustments to the operations of the Company’s clinical trial, the suspension of enrollment of new patients at the Company’s clinical trial site, and delays in certain supply chain activities and collecting and analyzing data from patients in the Company’s clinical trial, and may further disrupt the business and delay the development programs and regulatory timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct business in the ordinary course as well as the spread, severity and potential resurgence of COVID-19, the impact of new COVID-19 variants, and vaccination deployment efforts. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of the clinical trial and other related business activities. The Company is carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on its financial condition and results of operations.

Liquidity and Capital Resources

The Company has an accumulated deficit of $64.3 million and, cash, cash equivalents and marketable securities of $290.5 million as of September 30, 2021. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. The Company’s ability to secure capital is dependent upon success in developing its technology and product candidates. The Company cannot provide assurance that additional capital will be available on acceptable terms, if at all.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $290.5 million of cash, cash equivalents and marketable securities on hand as of September 30, 2021 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2020, is derived from the Company’s audited financial statements. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period.

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

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of September 30, 2021 primarily consist of money market accounts and cash equivalents as of December 31, 2020 primarily consist of money market accounts and commercial paper.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of September 30, 2021 and December 31, 2020 were $0 and $0.7 million, respectively. Such costs are classified in other non-current assets in the accompanying balance sheets.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the related asset, which is generally three to five years, and in the case of leasehold improvements, the shorter of the estimated useful lives of the assets or the term of the lease. Depreciation expense was $64,000 and $194,000 for the three and nine months ended September 30, 2021, respectively and $49,000 and $135,000 for the three and nine months ended September 30, 2020, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value. There were no impairment charges or long-lived assets disposed of during the three and nine months ended September 30, 2021 and 2020, respectively.

Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases.

Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if such deferred tax assets are deemed more likely than not that some or all of the deferred tax assets will not be realized. Historically, we have not recognized these potential benefits in our financial statements and have fully reserved for such net deferred tax assets, as we believe it is more likely than not that the full benefit of these net deferred tax assets will not be realized before expiration. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years. The Company evaluated its tax positions and determined it has no uncertain tax positions as of September 30, 2021.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of September 30, 2021
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$10,471	$—	$—	$10,471
Marketable securities, available for sale:
Asset-backed securities	Level 2	35,261	5	(6)	35,260
Corporate debt securities	Level 2	81,240	18	(19)	81,239
Commercial paper	Level 2	81,236	—	—	81,236
U.S. government treasury and agency securities	Level 2	64,708	8	(19)	64,697
Supranational and sovereign government securities	Level 2	17,492	—	(11)	17,481
Total financial assets		$290,408	$31	$(55)	$290,384

	As of December 31, 2020
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$94,020	$—	$—	$94,020
Commercial paper	Level 2	10,796	—	—	10,796
Marketable securities, available for sale:
Asset-backed securities	Level 2	7,246	—	—	7,246
Corporate debt securities	Level 2	13,937	—	—	13,937
Commercial paper	Level 2	2,995	—	—	2,995
Total financial assets		$128,994	$—	$—	$128,994

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate bonds, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate bonds, commercial paper, U.S. government treasury and agency securities, and supranational and sovereign government securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the three months ended September 30, 2021, there were no transfers of financial assets between Level 1 and Level 2. As of September 30, 2021, the remaining contractual maturities of $170.1 million of marketable securities were less than one year and $109.8 million were one to three years.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. The Company’s only element of other comprehensive income (loss) was net unrealized gain (loss) on marketable securities.

Stock-Based Compensation

In accordance with ASC Topic 718, Compensation—Stock Compensation, the Company recognizes compensation expense for all stock-based awards issued to employees based on the estimated grant-date fair value, which is recognized as expense on a straight-line basis over the requisite service period. The Company has elected to recognize forfeitures as they occur. The fair value of stock options is determined using the Black-

Scholes option-pricing model. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions including expected volatility, expected term, risk-free interest rate and expected dividends in addition to the Company’s common stock valuation (see Note 4).

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

NOTE 3  CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of September 30, 2021 the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

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

NOTE 4  STOCK-BASED COMPENSATION AWARDS

2021 Equity Incentive Plan

In March 2021, the Company’s Board of Directors adopted, and its stockholders approved, the Company’s 2021 Equity Incentive Plan (2021 Plan), which became effective in March 2021 in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any of its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to its employees, directors, and consultants and its subsidiary corporations’ employees and consultants. The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. As of September 30, 2021, 5,040,000 shares were reserved for the issuance of common stock options to employees, directors and consultants for the purchase of the Company’s common stock, 2,092,598 shares were subject to outstanding awards, and 3,013,513 shares remained available for future grant under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of 5,040,000 shares; five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or such other amount as the Company’s Board of Directors may determine.

2017 Equity Incentive Plan

The Company’s Board of Directors adopted the Company’s 2017 Equity Incentive Plan (2017 Plan) in June 2017 to provide long-term incentives for its employees, non-employee directors and certain consultants. For the nine months ended September 30, 2021, 87,749 options were granted under the 2017 Plan, which terminated in connection with the Company’s IPO, and the Company will not grant any additional awards under the 2017 Plan thereafter. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2017 Plan. As of September 30, 2021, 5,681,770 options were outstanding under the 2017 Plan.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vest monthly over a four-year period that expires 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of September 30, 2021, 1,531,780 options were outstanding and there were no options exercised during the nine months ended September 30, 2021.

Total stock-based compensation expense related to all stock options granted was allocated as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$1,055	$50	$1,670	$116
General and administrative	493	20	861	48
Total stock-based compensation expense	$1,548	$70	$2,531	$164

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

Lease Agreements

The Company leases office and lab space under lease agreements. These leases expire in August 2022. Rent expense was $22,000 and $66,000 for the three and nine months ended September 30, 2021, respectively and $22,000 and $55,000 for the three and nine months ended September 30, 2020, respectively. Future minimum rentals as of September 30, 2021 were $173,000, all of which is to be paid within the next 12 months.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2021 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2021.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator
Net loss	$(12,949)	$(3,642)	$(30,117)	$(10,781)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	49,264,938	989,203	33,535,829	648,611
Net loss per share, basic and diluted	$(0.26)	$(3.68)	$(0.90)	$(16.62)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Options to purchase common stock	8,517,684	4,004,952	7,844,677	3,814,634
Convertible preferred stock	—	19,623,130	11,592,033	17,266,670
Total	8,517,684	23,628,082	19,436,710	21,081,304

NOTE 7  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Accrued research and development costs	$3,771	$550
Accrued IPO costs	—	452
Accrued license fees	300	300
Accrued other	361	285
Total accrued other expenses	$4,432	$1,587

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for severe, rare muscle disorders for which there is significant unmet medical need. Guided by our holistic drug discovery approach to targeting the muscle as an organ, we have combined our foundational expertise in muscle biology and small molecule engineering to build our proprietary, muscle focused drug discovery platform. Our platform utilizes custom-built high throughput and translatable systems that measure integrated muscle function in whole organ extracts to identify small molecule precision medicines regulating key proteins in muscle tissue, initially focused on addressing rare neuromuscular and cardiac diseases. Our lead candidate, EDG-5506, is an orally administered allosteric, selective, fast myofiber (type II) myosin small molecule inhibitor designed to address the root cause of dystrophinopathies including Duchenne muscular dystrophy (DMD) and Becker muscular dystrophy (BMD), and is currently in a Phase 1 clinical trial. We have developed and characterized a library of selective fast skeletal myosin inhibitors exhibiting a broad range of pharmacological and pharmacokinetic (PK) properties. We are characterizing EDG-6289 as a faster onset alternative to EDG-5506 for the treatment of movement disorders, including muscle spasticity associated with multiple sclerosis, cerebral palsy and stroke. We also intend to advance two other muscle-focused precision medicines into clinical development. Our third program, EDG-002, focuses on identification of novel mechanism cardiac modulators. We are initially pursuing a new target for inherited hypertrophic cardiomyopathy (HCM) in addition to exploring the potential of this novel mechanism across other rare cardiac disorders. Our fourth program, EDG-003, is focused on developing a next-generation approach to improve muscle and preserve nerves in a specific set of rare neuromuscular diseases. We believe our programs also offer substantial opportunities for us to expand into related rare diseases for which there are limited or no approved treatments.

The Company announced in October 2021 positive topline results from the multiple ascending dose (MAD) portion of a first-in-human Phase 1, healthy volunteer (HV), clinical trial assessing the safety, tolerability, PK and pharmacodynamics of escalating doses of EDG-5506, an orally administered small molecule myosin inhibitor designed to protect injury-susceptible fast skeletal muscle fibers in dystrophinopathies such as DMD and BMD. Based on these favorable results, the Company anticipates initiation of Phase 2 trials in individuals with BMD in the first half of 2022 and DMD in the second half of 2022. Moreover, the Company has also started dosing individuals with BMD as part of the ongoing Phase 1b clinical trial. The Company also expects to initiate a follow-on open-label study in BMD patients in the first quarter of 2022 to explore the above parameters over 3 months.

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

We have incurred significant losses since the commencement of our operations. Our net losses were $12.9 million and $30.1 million for the three and nine months ended September 30, 2021, respectively and $3.6 million and $10.8 million for the three and nine months ended September 30, 2020, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of September 30, 2021, we had an accumulated deficit of $64.3 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and an initial public offering (IPO) of our common stock. From inception through September 30, 2021, these private placements have provided gross proceeds of $160.7 million and the IPO generated net proceeds of $186.1 million after deducting underwriting discounts and commissions and offering costs of $16.3 million. We believe that our existing cash and cash equivalents and marketable securities of $290.5 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) outbreak a global pandemic. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted productivity, have resulted in increased operational expenses, certain adjustments to the operations of our clinical trial, delays in the enrollment of new patients at our clinical trial site, and delays in certain supply chain activities and collecting and analyzing data from patients in our clinical trial, and may further disrupt our business and delay our development programs and regulatory timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct business in the ordinary course as well as the spread, severity and potential resurgence of COVID-19, the impact of new COVID-19 variants, and vaccination deployment efforts. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trial and other related business activities.

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

The majority of these expenses have been incurred to advance our lead product candidate, EDG-5506. We expect that significant additional spending will be required to progress EDG-5506 through the remainder of the clinical development phases. These expenses will primarily consist of expenses for the administration of clinical trials as well as manufacturing costs for clinical material supply.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$9,880	$3,238	$6,642
General and administrative	3,196	405	2,791
Total operating expenses	13,076	3,643	9,433
Loss from operations
Interest income	127	1	126
Net loss	$12,949	$3,642	$9,307

Research and development expenses

The following table summarizes our research and development expenses:

	Three months ended September 30,
	2021	2020	Change

	(in thousands)
External research and development expenses:
EDG-5506 clinical program	$4,669	$1,551	$3,118
Discovery and preclinical	1,809	603	1,206
Internal and other unallocated costs	3,402	1,084	2,318
Total research and development expenses	$9,880	$3,238	$6,642

Research and development expenses were $9.9 million and $3.2 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $6.6 million was primarily driven by $3.1 million of higher external research and development expenses related to our Phase 1 clinical trial of EDG-5506, an increase of $1.2 million related to increased drug discovery and preclinical development of our other programs and an increase of $2.3 million in employee-related costs, due largely to an increased employee headcount and stock-based compensation to support the growth of our research and development programs.

General and administrative expenses

General and administrative expenses were $3.2 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $2.8 million was primarily related to the cost related to operating as a public company, including $1.1 million in increased employee-related costs from increased headcount and stock-based compensation, $0.7 million in increased directors and officers insurance and $1.0 million in increased professional and consulting and other administrative costs.

Interest income

Interest income was $127,000 and $1,000 for the three months ended September 30, 2021 and 2020, respectively. The increase of $126,000 was the result of higher cash and marketable securities balances from the proceeds of our IPO in 2021 as compared to our cash balances in 2020, resulting in higher interest income earned.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$23,101	$9,844	$13,257
General and administrative	7,292	1,004	6,288
Total operating expenses	30,393	10,848	19,545
Loss from operations
Interest income	276	67	209
Net loss	$30,117	$10,781	$19,336

Research and development expenses

The following table summarizes our research and development expenses:

	Nine months ended September 30,
	2021	2020	Change

	(in thousands)
External research and development expenses:
EDG-5506 clinical program	$11,198	$4,957	$6,241
Discovery and preclinical	4,516	1,908	2,608
Internal and other unallocated costs	7,387	2,979	4,408
Total research and development expenses	$23,101	$9,844	$13,257

Research and development expenses were $23.1 million and $9.8 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $13.3 million was primarily driven by $6.2 million of higher external research and development expenses related to our Phase 1 clinical trial of EDG-5506, an increase of $2.6 million related to increased drug discovery and preclinical development of our other programs and an increase of $4.4 million in employee-related costs, due largely to an increased employee headcount and stock-based compensation to support the growth of our research and development programs.

General and administrative expenses

General and administrative expenses were $7.3 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $6.3 million was primarily related to the cost related to operating as a public company, including $2.8 million in increased employee-related costs from increased headcount and stock-based compensation, $1.5 million in increased directors and officers insurance and $2.0 million in increased professional and consulting costs and other administrative costs.

Interest income

Interest income was $276,000 and $67,000 for the nine months ended September 30, 2021 and 2020, respectively. The increase of $209,000 was the result of higher cash and marketable securities balances from the proceeds of our IPO in 2021 as compared to our cash balances in 2020, resulting in higher interest income earned.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of convertible preferred stock and the initial public offering of our common stock. Through September 30, 2021, we had received gross proceeds of $160.7 million from the sale of convertible preferred stock and $186.1 million in net proceeds from the initial public offering of our common stock after deducting underwriting discounts, commissions and offering costs of $16.3 million. As of September 30, 2021, we had cash, cash equivalents and marketable securities in the amount of $290.5 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(24,088)	$(9,996)
Net cash used in investing activities	(256,348)	(203)
Net cash provided by financing activities	186,091	25,277
Net (decrease) increase in cash and cash equivalents	$(94,345)	$15,078

Operating activities

Cash used in operating activities in the nine months ended September 30, 2021 was primarily driven by our net loss for the period of $30.1 million, and was also impacted by changes in operating assets and liabilities which decreased net working capital by $3.3 million. Cash used in operating activities was reduced by non-cash charges of $2.7 million relating to stock-based compensation expense of $2.5 million and depreciation of $0.2 million.

Cash used in operating activities in the nine months ended September 30, 2020 was primarily driven by our net loss for the period of $10.8 million, and was also impacted by changes in operating assets and liabilities which decreased net working capital by $0.5 million. Cash used in operating activities was reduced by non-cash charges of $0.3 million relating to stock-based compensation expense of $0.2 million and depreciation of $0.1 million.

Investing activities

Cash used in investing activities during the nine months ended September 30, 2021 amounted to $256.4 million which was due to $273.2 million in purchases of marketable securities and $0.6 million for purchases of equipment, which was partially offset by $17.4 million in maturities of marketable securities.

Cash used in investing activities during the nine months ended September 30, 2020 amounted to $0.2 million and was for purchases of equipment.

Financing activities

Net cash provided by financing activities during the nine months ended September 30, 2021 was $186.1 million, primarily consisting of cash proceeds from the initial public offering of the Company’s common stock. In addition, we generated cash proceeds of $67,000 from the issuance of common stock upon the exercise of stock options and paid $0.1 million in preferred stock issuance costs.

Net cash provided by financing activities during the nine months ended September 30, 2020 was $25.3 million which was generated from cash proceeds from the issuance of Series B-2 convertible preferred stock for $25.1 million and the issuance of common stock upon the exercise of stock options for $0.2 million.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2021:

	Payments Due by Period
		Less Than	1 to3	3 to5	More Than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating lease commitments(1)	$173	$173	$—	$—	$—
(1)	Reflects minimum payments due for office and laboratory space in Boulder, Colorado leased under an operating lease that was amended in August 2021 and expires in August 2022, and laboratory space in Portland, Oregon, leased under a short-term arrangement with renewal options.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 26, 2021 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three and nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in our final prospectus filed on March 26, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $290.5 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities and the low-risk profile of our investments, an immediate one percentage point relative change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of September 30, 2021, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

There was no material foreign currency risk for the three and nine months ended September 30, 2021.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock. Our net loss was $12.9 million and $30.1 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $64.3 million. Our lead product candidate, EDG-5506, is in a Phase 1 clinical trial that commenced in October 2020. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of September 30, 2021, we had $290.5 million in cash, cash equivalents and marketable securities. We expect our current cash and cash equivalents, will be sufficient to fund our current operating plan for at least the next 24 months. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize EDG-5506, our lead product candidate. We are investing the majority of our efforts and financial resources in the research and development of EDG-5506. In October 2020, we initiated a Phase 1 clinical trial to evaluate the safety and tolerability of EDG-5506 in HVs. This is our first clinical trial, and EDG-5506 has not previously been tested in humans. In addition, we are pursuing EDG-5506 in BMD for which there are no animal models of the human disease and therefore the animal models may not be predictive for human disease outcomes. The Company announced in October 2021 positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial. However, EDG-5506 will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote EDG-5506, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

Although the Company announced in October 2021 positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial, our lead product candidate, EDG-5506, is in a Phase 1 clinical trial and its risk of failure is high. It is impossible to predict when or if EDG-5506 or any other product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate with substantial evidence the safety and efficacy of such product candidates.

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

Patients in our ongoing and planned clinical trials may in the future suffer other adverse events or other side effects not observed in our preclinical studies or previous clinical trials. For example, in the single ascending dose trial for EDG-5506, dose limiting somnolence was observed at the 135 mg level. In addition, in the multiple ascending dose trial for EDG-5506, the most common adverse events were dizziness and somnolence, all of which were mild, transient, and self resolving. EDG-5506 or other product candidates may be used in pediatric populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if EDG-5506 is studied in combination with other therapies, it may exacerbate adverse events associated with the therapy. Patients treated with EDG-5506 or our other product candidates may also be undergoing other therapies which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our EDG-5506 clinical trial will die or experience major clinical events either during the course of our clinical trials or after participating in such trials.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. Although the Company announced in October 2021 positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial, we do not know whether EDG-5506 will perform in current or future clinical trials as EDG-5506 has performed in preclinical studies or earlier clinical trials, nor do we know whether any product candidate in our EDG-6289, EDG-002 or EDG-003 programs will perform in current or future preclinical studies or future clinical trials as it has in prior preclinical studies. Product candidates in clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

We expect to face competition from existing products and products in development for each of our programs. Currently, approximately 70% of patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. and prednisone is also FDA-approved and is marketed by multiple companies. In March 2021, ReveraGen Biopharma in collaboration with Santhera Pharmaceuticals, released data from a Phase 2b clinical trial with vamorolone, a steroid therapy, supporting its use as a potential therapy for DMD. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms include Sarepta Therapeutics with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, PTC Therapeutics with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc., which is in preclinical development with an antibody oligonucleotide conjugate that targets dystrophin production and Dyne Therapeutics which is also in preclinical development with its proprietary antigen-binding oligonucleotide linker technology that targets dystrophin production. In addition, several companies are developing gene therapies to treat DMD, including Milo Biotechnology (AAV1-FS344), Pfizer Inc. (PF-06939926), Sarepta Therapeutics (SRP-9001 and Galgt2 gene therapy program), and Solid Biosciences Inc. (SGT-001). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD. Moreover, Epirium Bio is developing a synthetic compound that targets cellular energetics and muscle regeneration as a potential therapeutic for BMD. Recently, Italfarmaco released top line Phase 2 data for Givinostat the company’s proprietary histone deacetylase (HDAC) inhibitor for BMD. Givinostat did not show a significant difference in the primary endpoint compared to placebo. The future of this program in BMD is uncertain.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the interim data from our Phase 1 clinical trial of EDG-5506. For example, the Company announced in October 2021 positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

Additionally, the collection and use of health data and other personal data is governed in the EU by the General Data Protection Regulation (GDPR), which extends the geographical scope of EU data protection law to entities and operations outside of the EU under certain conditions and imposes substantial obligations upon companies and new rights for individuals, and by certain EU Member State-level legislation. Failure to comply with the GDPR may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional measures in an effort to comply with the GDPR and with other laws and regulations in the EU, including those of EU Member States, relating to privacy and data protection. This may be onerous and if our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business in the EU. Further, the European Court of Justice (ECJ) invalidated the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the EU to the U.S. for companies that had self-certified to the Privacy Shield in July 2020. The ECJ decision also raised questions about the continued validity of one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses (SCCs), and EU regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the SCCs. EU regulators released new standard contractual clauses in June 2021 that are required to be implemented over time. To the extent that we were to rely on the EU-U.S. or Swiss-U.S. Privacy Shield programs, we will not be able to do so in the future, and the ECJ’s decision and other regulatory guidance or developments otherwise may impose additional obligations with respect to the transfer of personal data from the EU and Switzerland to the U.S., and we may be required to engage in additional contractual negotiations relating to the new SCCs or otherwise, each of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EU and Switzerland to the U.S.

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

As of September 30, 2021, we had 30 full-time employees. Of these employees, 22 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, and as we begin to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Notifications and follow-up actions related to a security breach or incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security incident were to result in any loss, destruction, or alteration of, unavailability of, or damage or unauthorized access to, our data or other information that is processed or maintained on our behalf, or inappropriate disclosure of or dissemination of any such information, or if any of these were perceived or reported to have occurred, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. In the case of EDG-5506, we have switched from an international supplier to a supplier based in the United States to minimize manufacturing supply chain disruptions as a result of COVID-19. Competition for third-party manufacturers has increased as a result of COVID-19. We will be relying on a single third-party manufacturer and we currently have no alternative manufacturer in place. Changing our third-party manufacturer could result in delays in our manufacturing supply chain which could delay or otherwise impact our development of EDG-5506 and result in increased costs related to EDG-5506. We do not have long-term supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. If we were to experience an unexpected loss of supply of EDG-5506 or any other product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

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

As of September 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 70.1 % of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Moreover, certain holders of an aggregate of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares, under the Securities Act of 1933, as amended, would result in the shares becoming freely tradable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Date: November 10, 2021

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ R. Michael Carruthers
Name:	R. Michael Carruthers
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)