Form 10-K
period 2021-12-31
Edgewise Therapeutics, Inc.
filed 2022-02-24
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(720) 262-7002

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which registered
Common stock, par value $0.0001 per share	EWTX	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of registrant’s common equity held by non-affiliates of registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $653.4 million, based upon the closing sale price of the common stock as reported on The Nasdaq Global Select Market.

As of January 31, 2022, there were 49,511,959 of the registrant’s ordinary shares outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

• the ability of our preclinical studies and planned clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

• our ability to utilize our proprietary drug discovery platform to develop a pipeline of product candidates to address muscle disorders;

• the timing, progress and results of preclinical studies and clinical trials for EDG-5506, product candidates in our EDG-5440 and EDG-002 programs, and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and our research and development programs;

• the timing, scope and likelihood of regulatory filings and approvals, including timing of INDs and final FDA approval of EDG-5506, product candidates in our EDG-5440 and EDG-002 programs and any other future product candidates;

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

• our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering EDG-5506, product candidates in our EDG-5440 and EDG-002 programs, and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

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

• the pricing and reimbursement of EDG-5506, product candidates in our EDG-5440 and EDG-002 programs, and other product candidates we may develop, if approved;

• the rate and degree of market acceptance and clinical utility of EDG-5506, product candidates in our EDG-5440 and EDG-002 programs, and other product candidates we may develop;

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

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

PART I

Item 1. Business

Overview

Our vision is to improve the lives of patients and families suffering from rare muscle disorders by building the world’s leading muscle-focused, precision medicine company.

At Edgewise, patients are at the core of everything we do. We recognize that for patients with rare and debilitating diseases, every day without an effective treatment is a day too late and we are driven by this urgency to evolve disease knowledge with an aim to develop novel precision medicines for severe and rare disorders driven by muscle dysfunction. Our intimate knowledge of muscle biology and biophysics along with our ability to identify and design muscle specific precision small molecules have enabled us to rapidly advance our lead product candidate into clinical development while advancing our preclinical pipeline. From this foundation, we continue to build a leading, global biopharmaceutical company focused on rare diseases involving muscle in order to develop transformative precision medicines to treat and possibly cure these disorders.

In less than five years, we have matured into a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for severe, rare muscle disorders for which there is significant unmet medical need. Guided by our holistic drug discovery approach to targeting the muscle as an organ, we have combined our foundational expertise in muscle biology and small molecule engineering to build our proprietary, muscle-focused drug discovery platform. Our platform utilizes custom-built high throughput and translatable systems that measure integrated muscle function in whole organ extracts to identify small molecule precision medicines regulating key proteins in muscle tissue, initially focused on addressing rare neuromuscular and cardiac diseases.

Since our inception in 2017, our precision medicine muscle platform has generated several programs to address a variety of muscle disorders. We are advancing one clinical-stage program and two preclinical programs.

Our lead product candidate, EDG-5506, is an orally administered allosteric, selective, fast myofiber (type II) myosin small molecule inhibitor designed to address the root cause of dystrophinopathies including Duchenne muscular dystrophy (DMD) and Becker muscular dystrophy (BMD). Both of these disorders are rare and often debilitating diseases, and we estimate that in the United States there are approximately 12,000 to 15,000 DMD patients and 4,000 to 5,000 BMD patients. As a selective fast myosin inhibitor, EDG-5506 presents a novel mechanism of action designed to selectively limit injurious stress caused by lack of dystrophin by moderating fast skeletal muscle myosin force development and thereby compensating for the absence of functional dystrophin. Our preclinical data with EDG-5506 in animal models of muscular dystrophy demonstrated that selective regulation of fast (type II) myofiber contraction protected muscle from damage, reduced systemic fibrosis and improved measures of muscle function including strength and ability to engage in physical activities, which we believe may provide evidence of a disease modifying effect. A unique observation from our preclinical work is that EDG-5506 led to pronounced prevention of cardiac fibrosis. This is a highly relevant finding, particularly if replicated in clinical observations, since cardiac myopathy is a major driver of mortality in both DMD and BMD.

EDG-5506 was evaluated in a Phase 1 clinical trial designed to assess the safety, tolerability and pharmacokinetics (PK) of EDG-5506 in adult healthy volunteers (HVs) (Phase 1a) and in adults with BMD (Phase 1b). Our Phase 1a data in HVs demonstrated that EDG-5506 was generally well-tolerated and amenable to daily dosing. Our Phase 1b data in

BMD patients demonstrated proof of concept by showing a significant reduction in key biomarkers of muscle damage. We believe EDG-5506 has potential therapeutic utility as either a standalone or combination therapy for patients suffering from rare muscular dystrophies, if approved.

We also intend to advance two other muscle-focused precision medicines into clinical development. Our second program, EDG-5440, is a next generation myosin ATPase modulator designed to target skeletal muscle in a specific set of rare neuromuscular diseases. Our third program, EDG-002, focuses on identification of novel mechanism cardiac modulators. We are initially pursuing a new target for inherited hypertrophic cardiomyopathy (HCM) in addition to exploring the potential of this novel mechanism across other cardiac disorders. Our preliminary preclinical studies offer evidence that our EDG-002 program has the potential to yield molecules that could become a new therapeutic option for the treatment of HCM as well as other cardiac disorders. We anticipate candidate selection of a novel cardiac modulator for inherited hypertrophic cardiomyopathy from our EDG-002 cardiac muscle program in the second half of 2022. We believe our programs also offer substantial opportunities for us to expand into related rare diseases for which there are limited or no approved treatments. We are currently focusing on the development of EDG-5506 and anticipate advancing our preclinical programs into the next stage of development in the near term. While EDG-5440 and EDG-002 are important preclinical programs to us, we have not needed to devote significant financial resources to these programs to date since they are still in preclinical development and have not yet advanced into clinical trials.

Our Pipeline

Using our proprietary drug discovery platform, we are developing a pipeline of precision medicine product candidates that target key muscle proteins and modulators to address a broad array of genetically defined muscle disorders. We have retained global development and commercialization rights to all of our programs. Our current pipeline is summarized below.

Our History and Team

We have assembled an experienced and highly motivated management team with a strong track record in the biotechnology and pharmaceutical industry. We are focused on building a leading, patient-centric, fully integrated global rare disease company. Members of our team have extensive expertise in muscle disorders, small molecule drug discovery and development and patient advocacy with proven track records at organizations including Alexion, Amgen, Array Biopharma, Catabasis, Cytokinetics, Genzyme, GlaxoSmithKline, Parent Project Muscular Dystrophy, Pfizer and Biogen.

We were co-founded in 2017 by our Chief Scientific Officer, Alan Russell, Ph.D., Peter Thompson, M.D., who is currently a Partner at OrbiMed and Badreddin Edris, Ph.D., who is currently the Chief Operating Officer at SpringWorks Therapeutics, Inc. through funding provided by OrbiMed. Dr. Russell has extensive experience in developing novel therapeutics for diseases involving skeletal muscle, having previously served as Vice President and Head of the Muscle

Metabolism Discovery Performance Unit at GlaxoSmithKline from 2010 to 2017 and as Associate Director, Muscle Biology and Therapeutics at Cytokinetics from 2002 to 2010, where he was the co-inventor of tirasemtiv and reldesemtiv, direct muscle sensitizers for Amyotrophic Lateral Sclerosis (ALS).

We are led by Kevin Koch, Ph.D., who has been in the life science industry for over 30 years with a focus on drug discovery, translational medicine and clinical development. Dr. Koch previously served as the Senior Vice President of Drug Discovery, Chemical and Molecular Therapeutics at Biogen where he managed global drug discovery and biomarker development. Dr. Koch was a co-founder of Array BioPharma, serving as President, Chief Scientific Officer and Board member from the company’s inception in 1998 to 2013. While there, he built a fully integrated research and development team that oversaw the invention of over 20 clinical development candidates across multiple therapeutic areas, several of which are now marketed medicines. Prior to Array, Dr. Koch held senior positions at Amgen and Pfizer Central Research. Additionally, our Chief Business Officer, Behrad Derakhshan, Ph.D., our Chief Financial Officer, R. Michael Carruthers, our Chief Medical Officer, Joanne Donovan, M.D., Ph.D., and our General Counsel, John Moore, each have more than 15 years of experience in drug research, clinical development, regulatory affairs, manufacturing, business development and commercialization of novel medicines, particularly in a range of devastating rare diseases.

Further, we have built a scientific advisory board with experts in the field of muscle diseases affecting both children and adults. Our scientific advisors include researchers who publish widely-cited articles on the skeletal and cardiac aspects of muscular dystrophy as well as on inherited forms of cardiovascular disease. Moreover, some of our advisors lead clinical units at some of the leading muscle disease centers in the United States and are actively involved in our drug development process and programs.

As a private company, we raised $160.7 million from leading institutional investors which include OrbiMed, Novo Holdings A/S, U.S. Venture Partners (USVP), Deerfield Management, Viking Global Investors, New Leaf Ventures, Janus Henderson Investors, RA Capital Management, Cormorant Asset Management, Logos Capital, Wellington Management, CureDuchenne Ventures and an undisclosed institutional investor. We also raised $186.1 million in net proceeds from our initial public offering in March 2021.

Our Strategy

Our vision is to improve the lives of patients and families suffering from rare muscle disorders by building the world’s leading muscle-focused, precision medicine company. Key components of our strategy to achieve this vision include:

●	Engaging comprehensively with patients and their families and physicians to develop trusted relationships, transparent communications, and become a leader in the muscular dystrophy stakeholder community. By positioning ourselves as a trusted partner that moves with thoughtful urgency, we will continue to work to understand the needs of patients in order to inform our development of EDG-5506 and other programs for neuromuscular and other diseases. We will seek to better appreciate the burden of disease from the patient perspective, understand the current standard of care and unmet needs in managing the disease and learn what is most meaningful to patients.
●	Leveraging clinical and regulatory precedents and our extensive experience in rare diseases to rapidly advance EDG-5506 through clinical development in DMD, BMD and other muscle diseases. Our lead product candidate, EDG-5506, is a modulator of fast (type II) skeletal muscle myosin designed to selectively limit injurious stress caused by lack of dystrophin. We plan to prioritize the development of EDG-5506 in DMD and BMD given the limited or lack of approved treatments and significant unmet medical need. In October 2020, we initiated our first Phase 1 clinical trial to evaluate the safety and tolerability of EDG-5506 in adult HVs (Phase 1a) and in adults with BMD (Phase 1b). Leveraging the aggregated Phase 1 safety and tolerability and exposure data, we plan to initiate two Phase 2 clinical trials in 2022. The first clinical trial will be in BMD and will assess longer duration safety and tolerability, exposure levels, changes to biomarkers of muscle breakdown and functional observations in an adolescent and adult patient population. The second clinical trial will be a Phase 2 dose-ranging clinical trial in pediatric DMD patients. Assuming positive results, we also plan to explore the potential for breakthrough designation and/or an accelerated approval pathway. We believe EDG-5506 has a clear and predictable mechanism of action that will allow us to define objective clinical endpoints and leverage charted regulatory pathways to increase the likelihood of success of drug development and commercialization. We are also exploring the impact that fast skeletal myosin regulation may have on other skeletal muscle disorders common in adults, including slower-onset forms of muscle myopathies such as Limb-girdle muscular dystrophy (LGMD).
●	Investing in our precision medicine drug discovery platform to fuel the development of novel targeted therapies to expand our pipeline into additional skeletal and cardiac muscle disorders. Building upon our success in designing small molecule inhibitors of fast skeletal myosin, we are leveraging our proprietary drug discovery platform and capabilities to create precision medicines for muscle disorders with high levels of unmet need. In addition to EDG-5506, we have characterized a second fast skeletal myosin inhibitor product candidate selected from our pool of diverse myosin inhibitors for the treatment of additional fast muscle-mediated movement disorders. We are also advancing EDG-002, our research program directed to cardiac disorders.
●	Integrating our scientific expertise, development capabilities and growing network of patient advocacy groups and collaborators to develop novel therapies addressing muscle diseases with the highest unmet need. Our company was founded based on an in-depth understanding of skeletal muscle disease and integrative physiology, coupled with our strong drug discovery capabilities and a desire to improve the lives of patients with rare muscle diseases. In addition to this expertise, we have established a growing network of key stakeholders, including patient advocacy groups, healthcare professionals, key opinion leaders, research institutions, regulators and payors, to ensure our efforts remain guided by the needs of patients suffering from rare muscle diseases. We will continue to work closely with these collaborators to inform our development programs and strategies to potentially bring transformational therapies to these communities as we build a patient-centric organization.
●	Opportunistically evaluating strategic collaborations and asset acquisition opportunities to accelerate development and commercialization timelines as well as potentially expand our pipeline within our core therapeutic areas. We have retained global development and commercialization rights to all of our programs and intend to maximize their commercial opportunity across global markets. We plan to collaborate on product candidates that we believe have promising utility in disease areas or patient populations that are better served by the resources or specific expertise of other biopharmaceutical companies. We currently intend to build a focused commercial organization in the United States to market any of our drug candidates that are approved. Outside the United States, we will evaluate strategic opportunities to maximize the commercial potential of our product candidates with collaborators whose development and commercial capabilities complement our own. We will also evaluate select external opportunities to strategically expand our pipeline.

Our Proprietary Drug Discovery Platform

Our precision medicine muscle platform enables the discovery and development of therapies with disease modifying potential

Muscle is the most abundant tissue in the body. Skeletal muscle alone accounts for 40% to 50% of body mass. In addition to being critical for the regulation of contraction driving the production of force, skeletal muscle also serves as an endocrine organ regulating metabolism and neuronal activities as well as the production of systemic mediators of growth, inflammation and regeneration. Skeletal muscle’s physiological role impacts multiple organ systems and is a complex mix of redundancies and feedback loops that require an intricate knowledge of muscle at a whole-body level in order to successfully develop drugs for muscle diseases.

We believe that our approach can overcome many of the obstacles facing skeletal and cardiac muscle drug discovery and development that have resulted in a lack of disease modifying therapies for inherited muscle disorders. Our proprietary drug discovery platform leverages our expertise in the following areas to facilitate the efficient discovery of novel therapies for neglected muscle disorders:

1.	intimate familiarity with skeletal and cardiac muscle biophysics and integrated physiology providing a unique understanding of the complex integrative relationship between skeletal and cardiac muscle contraction, transcriptional regulation and vascular/nervous/metabolic system feedback in disease;
2.	bespoke high-throughput whole muscle extract assays and functional modulator identification combined with biophysical and selectivity screening systems that are tailored to measure integrated muscle function enabling rapid first-in-class drug candidate identification;
3.	proven in-house medicinal chemists and discovery scientists who can identify and design precision medicines that bind to unique allosteric sites on specific muscle targets; and
4.	deep expertise in advanced animal models of human genetic muscle diseases to identify novel biomarkers using cutting-edge proteomics and single cell transcriptomics.

We have coupled our deep understanding of the complexities of muscle physiology with cutting-edge drug discovery expertise to create a new generation of small molecule precision medicines for the treatment of severe and debilitating muscle conditions arising from defects in the skeletal and cardiac muscle systems.

Our Programs

EDG-5506 for Treatment of Patients with DMD and BMD

Overview

We are developing a myofiber stabilizing therapy that represents a novel mechanistic approach designed to address the root cause of dystrophin deficient muscular dystrophies. EDG-5506, our most advanced product candidate, is an orally administered, allosteric, selective, fast myofiber (type II) myosin modulator that is designed to be inactive against slow myofiber (type I) myosin present in both skeletal muscle and the heart. Our preclinical data for EDG-5506 in animal models with muscular dystrophy demonstrated that selective regulation of fast (type II) myofiber contraction protected muscle from damage, decreased systemic fibrosis and improved measures of muscle function including strength and physical activities. EDG-5506 was evaluated in a Phase 1 clinical trial designed to assess the safety, tolerability and pharmacokinetics (PK) of EDG-5506 in adult HVs (Phase 1a) and in adults with BMD (Phase 1b). Our Phase 1a data in HVs demonstrated that EDG-5506 was generally well-tolerated and amenable to daily dosing. Our Phase 1b data in BMD patients demonstrated proof of concept by showing a significant reduction in key biomarkers of muscle damage. Type II myosin modulation prevents muscle damage via a blockade of the biophysical stress response during normal muscle contractile activity thus stabilizing the muscle and protecting the muscle from damage. As such, it is a potentially complementary approach to dystrophin replacement strategies which also stabilize muscle through the re-expression of truncated dystrophin.

Loss of dystrophin in DMD causes myofiber membrane stress associated myofiber damage when muscles contract. By enhancing muscle stability and decreasing muscle damage, we believe EDG-5506 can potentially improve outcomes across a broader range of DMD patients, vis-à-vis dystrophin replacement gene therapies, when used as a single agent. EDG-5506 may also provide a synergistic or additive effect in combination with available therapies and therapies currently in development, including dystrophin replacement gene therapies.

Disease Background

DMD and BMD are marked by an absence (DMD) or truncation (BMD) of the dystrophin protein resulting from mutations in the dystrophin gene. Approximately 65% of mutations of the DMD gene are deletions of one or several exons, the coding sections of an RNA transcript, or the DNA encoding it, that are ultimately translated into dystrophin protein. Approximately 10% of mutations are duplications of exons and approximately 15% are single point mutations. Depending on whether the specific mutations in the DMD gene maintain the reading frame, dystrophin will or will not be present such that in-frame mutations result in truncated dystrophin and BMD phenotype while out-of-frame or early stop mutations result in no dystrophin and DMD phenotype. Dystrophin provides a structural link between the contractile elements (actin and myosin filaments) of the sarcomere and the basement membrane of the myofibers (muscle cell). Absence of dystrophin leads to myofiber membrane stress during normal sarcomere contraction resulting in an influx of calcium through the myofiber membrane resulting in hypercontraction, irreversible sarcomeric collapse and myofiber degeneration. Myofiber regeneration is possible but appears to fail over time as DMD/BMD patients get older and the muscle stem cell (satellite cell) machinery is exhausted. Fatty and fibrotic tissue then accumulate and replace normal muscle contractile tissue thus compromising function such that patients have progressive and permanent muscle weakness. Circumventing the loss of dystrophin’s structural function may prevent myofiber damage and preserve skeletal muscle function in DMD/BMD.

Illustrative mutations in the dystrophin gene and their impact on dystrophin production

DMD and BMD are classified as orphan diseases in the United States and Europe. We estimate that DMD occurs in approximately one in every 3,500 to 5,000 live male births and that the patient population is approximately 12,000 to 15,000 in the United States and approximately 25,000 in Europe. BMD has a much lower incidence of approximately 1 in every 18,450 live male births. We estimate there are between 4,000 and 5,000 patients with BMD in the United States, with similar numbers estimated in Europe.

Duchenne Muscular Dystrophy

DMD is a monogenic, X-linked muscle disease secondary to mutations in the dystrophin gene with mortality at a median age of approximately 30 years. DMD pathophysiology is driven by the absence of dystrophin which normally functions as a structural protein in muscle. Once myofiber degeneration is initiated, regeneration typically follows. However, in DMD, the regenerative process appears to fail over time as patients get older leading to fibrosis and progressive loss of muscle function with severe disability and early death.

Fibrotic tissue and fatty and inflammatory infiltrate replace myofibers in dystrophic muscle

DMD predominantly occurs in boys and typically presents at three to five years of age through observation of missed functional milestones and Gowers’ sign (a finding from a medical examination that identifies weakness of the proximal hip muscles) due to symmetrical, proximal weakness in selective muscle groups in combination with calf hypertrophy and creatine kinase (CK), a plasma protein biomarker linked to muscle damage, >10 times normal. Systemically circulating biomarkers of myofiber degeneration, such as CK and troponin I are significantly elevated from birth with maximal levels at approximately two years of age. Levels decrease with time, presumably as muscle mass is lost.

Loss of Ambulation

Clinical manifestations occur in a predictable pattern of loss of functional milestones: ability to rise from the floor, ability to climb stairs, ability to walk, upper limb function and respiratory function. Typically, boys begin to lose the ability to rise from the floor between the ages of seven and nine, with the loss of the ability to climb stairs shortly thereafter and loss of ambulation often as early as 10 years of age. Nearly all boys with DMD will require the use of a wheelchair by the time they are young teens.

Impacts on Upper Limb Function

Even while ambulant, loss of upper limb function begins around age eight and continues to decline, with DMD patients struggling to raise their arms above their head in their early teens, which impairs daily activities such as getting clothes on over their head independently or reaching for an object overhead. Loss of upper limb muscle function continues with disease progression, and in their teens patients may lose the ability to independently lift objects to their face, self-feed, use a phone/computer or control a motorized wheelchair. The serious disability due to the loss of key upper limb functions dramatically impacts activities of daily living in DMD patients still in their early teenage years.

Effects on Respiratory Function

Respiratory function decline, as measured by spirometry, occurs by age 12, and is generally relentlessly progressive. Progressive respiratory muscle impairment leads to cardiovascular issues and poor respiratory secretion clearance, hypoventilation and pulmonary infections putting patients at increased risk of hospitalization and need of continuous ventilatory support.

Cardiac Complications

The loss of dystrophin leads to cardiovascular disease in most DMD patients. These patients typically develop cardiac features between the ages of 10 and 15 years. The cardiac disease is generally progressive and as cardiac function worsens, patients present with dilated cardiomyopathy (DCM) and clinical heart failure. Since DMD patients in their teens are non-ambulatory, identification of traditional heart failure symptoms is challenging due to relative physical inactivity. Patients with DMD and DCM often report a history of chest pain, palpitations, dyspnea, dizziness, and syncope. Improved care in other specialties, especially respiratory support, has reduced morbidity related to other aspects of DMD but elevated cardiomyopathy as a key driver of mortality.

The Real-World Burden of DMD

Family members and caregivers view DMD not just as a fatal disorder, but a disorder characterized by repeated “little deaths”. Each loss of a functional milestone is excruciating as it represents not a clinical data point to track progression, but one more conversation a parent must have with their child, explaining why they are not allowed to play on the soccer team with their peers, or if they will ever be able to hop, or skip or go to the prom. As the disease progresses, boys lose their ability to toilet, to feed, to dress, to take a bath, all the things that represent independence in a young man’s life. And these losses lead to more symptoms: contractions, pressure sores, constipation, numbness in legs and feet, and scoliosis.

Parents and caregivers devote much of their resources and time to caring for their sons with DMD. All told, these “little deaths” create a family disease with lifelong impacts for all. Perhaps the hardest moment in the life of a DMD family comes in deciding when to tell their young boy that he has this fatal disease.

DMD represents a significant societal and economic burden. The economic burden associated with hospital admissions, medication, frequent doctor visits and investment in assistive devices, as well as indirect costs related to productivity losses for the caregivers and costs due to pain, anxiety and social handicap are estimated at $278 million in Germany, $154 million in Italy, $200 million in the United Kingdom, and $1.2 billion in the United States annually. The impact on parents of children with DMD is also quite dramatic and often requires them to stop working altogether to care for their children who progressively require more help with everyday tasks.

Becker Muscular Dystrophy

In contrast to DMD, BMD results from an in-frame mutation in the dystrophin gene yielding a partially functional protein. BMD patients often are diagnosed at a later age in childhood (approximately 11 years old) with similar symptoms to DMD of symmetrical, proximal limb weakness, notable in the quadriceps, with calf hypertrophy and elevated CK. Progression can be variable and often slower than DMD with mean age of loss of ambulation in the late 30’s and a select few remaining ambulatory into their 50’s or beyond. While certain BMD patients with have a mild or minimal lower limb weakness and remain relatively stable over time as measured by the North Star Ambulatory Assessment (NSAA), other BMD patients have a typical BMD disease course with progressive loss of lower limb function, measurable with the NSAA over a 12-month period with the majority losing ambulation at some point in their lifetime. Compared to DMD, BMD patients’ skeletal myopathy occurs later in childhood, and they maintain ambulation through age 16. However, BMD patients develop cardiomyopathy at a similar mean age to DMD (14.4 years DMD and 14.6 years BMD). BMD patients may experience worse cardiomyopathy symptoms than DMD patients because BMD patients are ambulatory longer and can perform more motor function such that symptoms of cardiomyopathy may be more readily detectable with exertion, while DMD patients will uniformly be non-ambulatory in the teenage years. BMD patients with cardiac failure commonly have mean life expectancy of 40 to 65 years old.

Comparison of DMD and BMD

Current Treatments for DMD and BMD and their Limitations

There is no cure for DMD and for most patients, there are no satisfactory symptomatic or disease-modifying treatments. Standard of care in DMD includes physical therapy to maintain mobility and prevent contractures, bracing and surgery for scoliosis, medical treatment for cardiomyopathy and heart failure, respiratory therapies for ventilatory impairment, psychosocial management to support behavior and learning, glucocorticoid regimens and exon skipping therapies.

Glucocorticoids

The chronic and ongoing damage state seen in DMD is one of the targets of glucocorticoids. Glucocorticoid treatment with either prednisone or EMFLAZA (deflazacort), the current standard-of-care for DMD, has been shown to temporarily improve muscle strength, prolong the period of ambulation and slow the functional decline, including upper limb and respiratory function, characteristic of the disease. The modest chronic benefit of steroids, weighed against the risks, limits utilization to a relatively narrow age range since initiation of treatment prior to age four is not recommended and treatment is discontinued after loss of ambulation. Sustained glucocorticoid dosing in young DMD patients is associated with side effects including weight gain which could lead to obesity, Cushingoid features, excessive growth of hair on the body, adverse behavior changes, growth impairment, delayed puberty, immune suppression, adrenal suppression, fractures and cataracts.

Exon Skipping Therapies

There are four FDA conditionally-approved antisense oligonucleotide (AO) therapies, each limited to a specific mutation and a subset of the patient population: EXONDYS 51 (eteplirsen), approved for the treatment of DMD patients amenable to Exon 51 skipping, AMONDYS 45 (casimersen), approved for the treatment of DMD patients amenable to Exon 45 skipping and VYONDYS 53 (golodirsen) and VILTEPSO (vitolarsen), both approved for the treatment of DMD patients amenable to Exon 53 skipping. An aggregate of approximately 29% of DMD patients are amenable to treatment with these therapies. The FDA labels for all four drugs state that a clinical benefit has not yet been established and that continued approval may be contingent upon the verification of such clinical benefit in confirmatory clinical trials. In addition, Translarna® (ataluren), a small molecule intended to promote ribosomal read-through to overcome the nonsense (stop) pathogenic mutations in DMD, was granted approval by Iceland, Liechtenstein, Norway, Israel, South Korea and conditional approval granted by the EMA within the European Union (EU) Member States to treat DMD caused by a nonsense variant in ambulatory patients aged five years and older. However, Phase 3 trials have not confirmed clinical efficacy and Translarna® is not approved for treating DMD in the United States. All five of these approved products seek to address DMD through exon skipping, but we believe their limited observed efficacy is due to poor muscle penetration and biodistribution. EXONDYS 51, VYONDYS 53 and AMONDYS 45, in addition to requiring weekly intravenous infusions, have demonstrated a less than 1% mean increase in dystrophin in clinical trials, which we believe is a function of poor and inefficient muscle transduction. Moreover, a significant limitation of exon skipping approaches for DMD is the fact that each AO has been developed for skipping of a specific exon and their use is limited to a sub-set of mutations and hence only used in a subpopulation of DMD patients (e.g., exon 51 skipping is feasible in only up to 13% of all DMD patients). Other companies, such as Avidity Biosciences, Inc., Dyne Therapeutics, Inc. and Entrada Therapeutics, Inc. are working to improve on the muscle delivery aspects of AOs but suffer from the same limitations of first-generation AOs in that they will be restricted to specific, genetically defined DMD subsets. Data suggests that with all exon skipping approaches, the best treatment outcome that DMD patients can expect is a Becker-like disease phenotype.

Gene Therapy for DMD

The lack of dystrophin in patients with DMD has long been a target for adeno-associated virus (AAV) based gene therapy but the limited packaging capacity of AAV vectors (4.7 kilo-bases) and the large size of the dystrophin gene (2.2 mega-bases, >400 times bigger than the AAV vector itself) remain a challenge to delivering a fully functional dystrophin protein to patients. As such, the field has shifted to the use of miniaturized dystrophin or microdystrophin expression cassettes that yield a smaller, less complete version of the dystrophin protein as the therapeutic payload; current constructs express truncated dystrophin proteins that are 20% to 30% of the normal size of the full-length dystrophin protein.

Recently, a number of gene therapies designed to produce a minidystrophin or microdystrophin have progressed into clinical development. However, it is estimated that between 20% to 60% of patients have antibodies against AAV due to naturally acquired infections. These antibodies prevent them from receiving AAV gene therapy due to pre-existing AAV immunity to the capsid, the protein shell of the virus used for delivery, which can lead to severe and potentially deadly immune response. The duration of activity and utility/safety of these approaches in older patients is also an open question.

The question around whether gene expression can persist lifelong after a single vector administration is an area of debate across many disorders including dystrophinopathies. The long-term persistence of transgene expression is exacerbated by preexisting or recall immune responses to the AAV vector capsid and/or to the transgene product itself, which can interfere with therapeutic efficacy. Furthermore, this limited durability is problematic because re-administration after the first dose is currently not possible.

The current gene therapies for DMD also have strict age cut offs for patient eligibility. Both Pfizer and Sarepta Therapeutics have limited their Phase 3 patient enrollment to children aged four to seven years old, thus excluding a significant proportion of DMD children and adolescents. Due to weight-based dosing regimens, for older patients in particular, who are generally heavier, scaling up to produce enough AAV-based viral vector genomic particles or vector genomes, remains a potentially significant encumbrance and even if feasible, raises concerns relating to safety of administering higher viral loads to patients. It is important to note that multiple clinical trials have reported significant adverse events associated with systemic administration of higher doses of AAV to treat muscle diseases. Vector dilution will also be an important consideration that we believe will limit the current class of AAV-based gene therapies to the age groups studied in their respective trials. We anticipate that treatment with AAVs engineered to deliver mini or micro dystrophin in younger patients will lead to a dilution of the transcript with age and normal growth; thus, children are unlikely to express dystrophin as their disease progresses and they become symptomatic and non-ambulatory.

Even if minidystrophin or microdystrophin gene therapy for DMD is successful, we believe that the best potential therapeutic outcome is inducing a Becker-like phenotype where patients would still have significant residual skeletal muscle impairment and will thus continue to have a high degree of unmet need. What is clear is that gene therapies currently in development for DMD do not represent a cure for the disease.

We believe that each of the therapeutic approaches outlined above currently have significant limitations, and that there continues to be a high unmet medical need for new disease-modifying therapies for the treatment of patients with DMD. Moreover, with the biotechnology and pharmaceutical industry’s almost exclusive focus on DMD, little attention has been paid to drug development in BMD where there are no approved therapies for patients.

Our Solution: EDG-5506

Since the cloning of the dystrophin gene in 1986, researchers, clinicians, and pharmaceutical and biotechnology companies have worked relentlessly to advance the scientific and clinical understanding of DMD to accelerate finding a cure. At Edgewise, we have built on top of this foundational work through applying our understanding of muscle physiology to develop EDG-5506, a molecule that we believe has the potential to change the devastating course of DMD. While many of our competitors are targeting dystrophin, our orthogonal approach is focused on protecting muscle damage induced by contractions from activities of daily living.

EDG-5506 is an orally administered, allosteric, selective, fast myofiber (type II) myosin inhibitor that is designed to be inactive against slow myofiber (type I) myosin present in both skeletal muscle and the heart. We believe EDG-5506 has the potential to overcome many of the obstacles facing other therapeutics in development for the treatment of dystrophinopathies based on the following key characteristics:

●	Offers a novel, potentially disease modifying approach for the treatment of rare muscle diseases by blocking the structural destabilization of skeletal myofibers. By protecting dystrophin deficient myofibers from degeneration, EDG-5506’s mechanism of action is directed towards the underlying cause of muscle degeneration in DMD and BMD to reduce muscle damage, prevent downstream fibrosis, allow healthy muscle contraction and enhance physical function.
●	Highly selective for all fast type II myofibers thus limiting the potential for serious off-target side effects. Our non-clinical toxicology package has not revealed any off-target or unexpected side effects, following systemic administration.
●	Targeted distribution into muscle tissue limits exposure to other organs. EDG-5506 exhibits a high volume of distribution due to target-mediated partition into skeletal muscle. This reduces exposure of the compound to other organs such as the liver and kidney, limiting the chances of unexpected adverse effects.
●	Offers a mutation agnostic approach with the potential to be used for disorders resulting from genetic lesions in dystrophin or the sarcoglycan complex. EDG-5506 can potentially be used to treat all populations of DMD and BMD, as well as LGMD, a progressive, lethal myopathy that results from mutations of key proteins in the sarcoglycan complex.
●	Provides a mechanistic approach to treat DMD that may provide additional functional benefits over genetic based therapeutics. DNA based gene therapies or RNA based exon skipping therapeutics are designed to produce a mini- or micro-dystrophin but not a full-length dystrophin protein; therefore, the best potential therapeutic outcome for these therapies might be a Becker-like phenotype where patients would still have significant skeletal muscle impairments and high degree of unmet need.
●	Offers a potential treatment option to patients, regardless of therapy background, immune background, age or weight. We are developing EDG-5506 to be used as a single agent therapy but it may also provide a synergistic or additive effect in combination with available therapies and therapies currently in development. Moreover, EDG-5506 may offer a disease modifying option for patients currently excluded from Phase 3 minidystrophin or microdystrophin gene therapy trials due to age (four to seven year old children) and those who have antibodies against AAV due to naturally acquired infections.

We believe these characteristics uniquely position EDG-5506 as a potentially new standard of care for patients with DMD and BMD, either as a standalone or in combination with other therapies.

An illustration of EDG-5506’s novel mechanism of action

Background and Rationale of Our Approach

Human skeletal muscle consists of three fiber types, “slow” type I and “fast” types IIa or IIx/d, defined by the specific myosin isoform that they express. Studies have shown that fast muscle fibers are more susceptible to injury in both healthy individuals and in DMD. Histological studies of young DMD patients document distinct fiber-type imbalances in the co-localization of fast and embryonic myosin, a marker of regenerating muscle fibers. Similar observations have also been made in all known mammalian models of DMD. The control and coordination of these fiber populations is a complex process, designed to maintain physical performance even under conditions of extreme environmental and metabolic stress. Under normal conditions, skeletal muscle contractile demand is much lower than at the maximal output. Maximal activation of muscle is painful, damaging and unproductive to sustained function. We have taken advantage of this flexibility to explore an alternative therapeutic strategy to protect susceptible type II skeletal muscle fibers.

Properties of skeletal muscle fiber types: slow (type I) and fast (type II) fibers

When muscle fibers undergo damage, they release internal proteins such as CK (A) and troponin into the blood. One of the troponin subunits, TnI has a different isoform for each type of striated muscle (fast, slow and cardiac) and can be used to explore the fiber-specific source of these proteins. We evaluated DMD and BMD patient plasma samples using high specificity assays for fast and slow myofiber TnI and observed that fast myofiber TnI (TnI2) plasma levels (B) are higher than slow myofiber TnI (TnI1) levels (C), suggesting that fast myofibers are more susceptible to loss of dystrophin function during muscle contraction. Conversely, we observed that HVs had virtually no leak from fast muscles (B).

Biomarkers of fast fiber turnover are elevated in BMD and DMD

Using high-throughput screens of type II fast skeletal muscle myofibrils, we identified a novel structural class of myosin ATPase inhibitors that we optimized for potency, selectivity, physiochemical properties and PK, leading to the synthesis of EDG-5506. EDG-5506 acts to protect dystrophic muscle from breakdown by modulating contraction in susceptible fast muscle fibers. Our goal is to reduce contraction of susceptible muscle fibers by five to twenty percent.

We believe that the reduced muscle breakdown will result in potential preservation or enhancement of physical function in DMD patients.

Regulating myofiber contraction in DMD patients is not a novel concept. Dantrolene, an inhibitor of the ryanodine receptor that modulates both fast and slow skeletal myofiber contraction was used in a small clinical trial in 1991 in DMD patients. Treatment was associated with a 3-fold reduction in CK and a trend favoring attenuation of decreases in function. While it is approved for treatment of malignant hyperthermia and chronic spasticity, it is not approved or used in DMD. Chronic treatment with dantrolene has been associated with drowsiness and the potentially serious side effect of idiosyncratic fatal hepatotoxicity, limiting its broad use. We anticipate that the high potency, fast fiber targeting and low projected dose of EDG-5506 will limit unwanted side effects. Moreover, stabilization of the sarcomere for the most damage-susceptible muscle fibers in DMD with EDG-5506 potentially provides greater muscle protection than inhibition of calcium release via the ryanodine receptor.

Another corollary to our approach of selectively targeting type II fast skeletal muscle myofibrils with EDG-5506 is mavacamten (MYK-461), a selective allosteric inhibitor of cardiac type I myosin ATPase. Mavacamten is currently under review by the FDA for possible approval for HCM, a disorder characterized by excessive contractility and impaired relaxation of cardiomyocytes. Through selective targeting of cardiac type I myosin ATPase, mavacamten is designed to reduce cardiac muscle hypercontractility in HCM. Mavacamten’s mechanism of action further validates selective allosteric regulation of myofibers as a viable therapeutic approach to treating various muscle disorders.

Interestingly, nature has carried out one of the more critical experiments to help us understand the impact of inhibiting fast fiber myosin selectively. There are several reports describing the human phenotype of people born with genetic loss of function (LOF) of the myosin heavy chain 2 gene, MYH2. Muscle biopsies in these patients show a heavy skewing towards slow type I muscle fibers as a result of complete lack of fast type II muscle fibers. These patients have mild, proximal muscle weakness with ocular muscle involvement but remain ambulatory throughout life. The observations in these patients demonstrate an ability of the body to maintain function despite complete loss of one myofiber type. Given that our goal is to only partially inhibit type II fast skeletal muscle myofibrils in order to modulate force development and not completely inhibit them, as is the case in the LOF patients, it is our belief that selective fast fiber regulation with EDG-5506 will likely be well-tolerated and may protect dystrophic myofibers from degeneration and subsequently improve and/or preserve physical function.

Preclinical Data

In Vitro Biochemical and Single Muscle Fiber Assays

The inhibitory activity and specificity of EDG-5506 was measured using skeletal myofibril preparations isolated from muscle sources with uniform myosin composition. We observed that EDG-5506 inhibited fast myofibril ATPase from rabbit psoas muscle with an IC50 of 0.2 µM (A). Myosin inhibitory activity was further supported by measuring the actin-activated ATPase of purified S1 myosin motor sub-fragment. We observed that EDG-5506 inhibited the enzymatic activity of fast, but not cardiac or the more unrelated smooth muscle S1, with an IC50 of 0.11 µM and >100 µM, respectively (B and C). We also observed that EDG-5506 selectively reduced contraction in fast skeletal muscle fibers with an IC50 of 0.7 µM (D). In contrast, maximal inhibitory concentrations of EDG-5506 had no observed effect on slow skeletal or cardiac muscle fibers (E and F). In ex vivo assays using mouse muscle, we observed that EDG-5506 reduced contraction in a concentration and time-dependent manner, completely inhibiting fast extensor digitorum longus (EDL) muscle but only partially inhibiting mixed fast/slow soleus muscle.

EDG-5506 selectively inhibited fast skeletal muscle ATPase and contraction

Protection of Dystrophic Skeletal Muscle from Contraction-induced Functional Decline

The inhibitory activity of EDG-5506 in live skeletal muscle ex vivo was measured in wild type (WT) mouse EDL muscle, a predominantly fast skeletal muscle in the hindlimb. We observed that the addition of EDG-5506 to isolated muscle resulted in concentration- and time-dependent decreases in maximal force (A). EDL muscles from dystrophic mdx mice exhibited enhanced force run-down with eccentric (lengthening) contraction. We also observed that the addition of 5 µM EDG-5506 to mdx EDL muscle for 60 minutes (enough to decrease pre-injury maximal force by 50%) decreased peak force decline closer to that observed in WT mouse muscle (B). Protection with EDG-5506 exhibited a concentration dependent response with 50% of maximal protection at approximately 1 µM, associated with an approximately 10% decrease in force at the time of the injury (C).

EDG-5506 protected dystrophic skeletal muscle from contraction-induced functional decline ex vivo

In situ muscle tests were next performed on intact mdx mouse TA muscle, with contraction elicited via sciatic nerve stimulation and force measured from a tendon at the ankle of the mouse under anesthesia. In this model, contracting muscle is rapidly lengthened, resulting in excessive stress that causes an amplified decrease in the ability of the muscle to contract after the injury in mdx but not normal mice. We observed that oral doses of EDG-5506 caused dose-dependent decreases in muscle force prior to lengthening injury (A). After lengthening injury, we observed that EDG-5506 prevented exaggerated force deficits, returning the injury response in mdx mice to that of a normal mouse (B). Importantly, we observed that full protection of the muscle was possible with only small decreases in force prior to injury (<10% — compare force decrease in (A) with protection in (B)).

EDG-5506 protected dystrophic skeletal muscle from contraction-induced functional decline in situ

Protection of Dystrophic Skeletal Muscle from membrane disruption

In conjunction with exaggerated force deficits, exercise of dystrophic skeletal muscle triggers membrane disruption that results in edema, entry of extracellular calcium ions and necrosis. Fluid entry was visualized in mdx mouse muscle ex vivo and in vivo. Ex vivo imaging was performed by incubating mdx extensor digitorum longus (EDL) muscle with procion orange, a membrane impermeable dye. We observed that lengthening contraction of muscle led to increased uptake of the dye, which was visualized with immunofluorescence (A). We also observed that preincubation of muscles with EDG-5506 resulted in a concentration-dependent decrease in procion-positive fibers (B).

Muscle membrane leak was separately visualized in vivo by intravenous injection of Evans blue dye (EBD), which is only taken up by disrupted muscle fibers and marks them with a blue color. Mdx mice were administered vehicle or EDG-5506 daily for three weeks before EBD injection. Mice were then sacrificed 24 hours later, and blue fibers visualized after removal of the skin (C). We observed that EDG-5506 dramatically lowered the appearance of blue muscle fibers (examples marked with red arrows), close to that observed in healthy normal mice. We believe these observations further support EDG-5506’s ability to protect muscles from membrane disruption and edema.

EDG-5506 reduced muscle membrane disruption in mdx mice

Protection of dystrophic skeletal muscle from exercise-induced injury

Exercise was next used to induce exaggerated muscle injury in mdx mice. Exercise in mdx mice yields membrane injury which causes muscle proteins, including CK, to leak from muscle into the circulation. Mdx mice were administered a single dose of vehicle or EDG-5506 and were physically challenged with a grip strength test device four hours later. We observed that EDG-5506 had no detrimental effect on grip strength performance (A)  but that circulating CK activity after the exercise was significantly lower than that shown in disease controls (B). This study demonstrated that therapeutic muscle protection in vivo is possible without inhibiting myosin to a level that decreases strength. It is worth noting that this type of single-dose challenge experiment was not expected to demonstrate strength improvements but instead was used as a strength challenge to elicit muscle injury.

EDG-5506 protected muscle from exercise-induced injury in mdx mice

Improvements in strength and diaphragm fibrosis in mdx mice after eight weeks oral administration of EDG-5506

Longer term effects of EDG-5506 were assessed in young mdx mice after eight weeks of administration. EDG-5506 treated mice exhibited higher grip strength compared to vehicle treated mice (A). At the end of the study, continued muscle protection was observed with a rotarod exercise challenge. There was no observed difference in rotarod performance (B), but CK was observed to be lower in the treated groups compared to vehicle, consistent with single-dose results (C). While DMD patients exhibit extensive muscle fibrosis with age, collagen accumulation in mdx mice is generally limited to the diaphragm. Histological examination of the diaphragm using a collagen stain (picrosirius red) revealed lower staining in EDG-5506 treated mice (example images D, calculated area E).

EDG-5506 improved strength and diaphragm fibrosis after 8 weeks treatment of dystrophic mdx mice

Improvements in fibrosis, cardiac hypertrophy and kyphosis in the DBA/2J mdx mouse model of DMD

Unlike DMD patients, the dystrophin-deficient mdx mouse on the C57BL/10 genetic background (B10.mdx) is mildly affected by disease with limited muscle fibrosis. A more severe muscle disease is observed when the mdx mutation is crossed onto the DBA/2J genetic background (D2.mdx). This model exhibits greater muscle damage, impaired muscle regeneration, muscle wasting, and exacerbated progression of intramuscular fibrosis than age matched B10.mdx mice. Given that the DBA/2J mdx mouse phenotype better recapitulates characteristics of the human disease, we evaluated the effect of EDG-5506 on skeletal muscle fibrosis in this mouse model.

We observed that twelve weeks EDG-5506 dosing via incorporated chow at 50 ppm (roughly equivalent to 1 mg/kg per day by oral administration) in DBA/2J mdx mice starting at five weeks old reduced fibrosis in anterior tibialis (TA) muscle and diaphragm muscles (A, B) with a trend towards lower fibrosis in the left ventricle of the heart (C).

EDG-5506 reduced muscle fibrosis in DBA/2J mdx mice after 12 weeks treatment

Unexpected trends in the reduction of cardiac fibrosis led us to examine DBA/2J mdx mice in two studies after longer term (12 to 15 months) dosing. At the end of the study in 15-month-old mice, we performed a whole-body examination of musculoskeletal anatomy after removing the skin in euthanized mice. Skeletal muscles were noticeably smaller in the fore and hindlimbs of DBA/2J mdx mice and kyphosis (spinal curvature) was visible when compared to control DBA 2/J mice (blue arrows). We observed that treatment with EDG-5506 for 14 months dramatically prevented muscle loss and kyphosis (green arrows). This observation is particularly meaningful as scoliosis can be observed in older DMD patients following loss of ambulation. Scoliosis coupled with diaphragm fibrosis drives respiratory failure and is a significant cause of death in DMD patients.

EDG-5506 dramatically prevents kyphosis in DBA/2J mdx mice

Consistent with shorter term studies, we also observed significant reductions in gastrocnemius muscle fibrosis along with significant improvements in muscle weight (A). Diaphragm fibrosis was not observed to be lowered with longer term treatment (B), but the incidence of lipid vacuole deposition (red arrows) was observed to be significantly lowered with treatment. Fatty tissue deposition is common in older DMD patients, in conjunction with fibrosis.

EDG-5506 improved skeletal muscle fibrosis and atrophy in DBA/2J mdx long-term studies

Improvements in cardiac fibrosis and hypertrophy in DBA/2J mdx long-term studies

Longer term dosing of DBA/2J mdx mice also demonstrated lower cardiac fibrosis compared to vehicle controls in both long term studies (A, B). We also observed a reduction in the incidence of cardiac hypertrophy (C). Observing cardiac benefit in DBA/2J mdx mice is uncommon and has not been demonstrated in long-term studies with high level AAV micro-dystrophin transduction. As the heart is not a direct target of EDG-5506, we believe the mechanism of this benefit is indirect via improvement of skeletal muscles, including the diaphragm. Given that cardiac myopathy is a common driver of mortality in both DMD and BMD, we believe that this is a significant and clinically relevant finding.

Reduced cardiac fibrosis and hypertrophy in DBA/2J mdx mice following treatment with EDG-5506

Reversible decreases in circulating muscle injury biomarkers following EDG-5506 administration in Golden Retriever muscular dystrophy (GRMD) dogs

Mouse models of DMD recapitulate many features of disease but they are enriched for fast fibers, develop only localized muscle fibrosis and do not exhibit functional deficits until relatively late in life. In contrast, dogs have muscle that has similar proportions of fast and slow fibers (approximately 50/50) compared to humans and weakness/functional deficits with age that more closely resemble DMD patients. Amongst the dog models of DMD, the GRMD dogs are the largest and most severely affected. GRMD dogs tend to be weak at birth and then stabilize at two weeks of age before progressive muscle damage, inflammation and pseudo-hypertrophy, particularly of the flexor muscles of the limbs causing physical weakness. Unlike DMD patients, GRMD dogs remain ambulatory and disease symptoms stabilize at six months of age, at which age their muscle histology is similar to that of a 10-year-old DMD patient.

Four disease-stable dystrophin deficient female GRMD dogs (seven months old) were dosed daily with vehicle for one week and then with EDG-5506 (3 mg/kg loading dose for two to three days, then 1 mg/kg daily) for two weeks before a six-day washout period. CK was reversibly decreased >50% with EDG-5506 (A).

Circulating CK levels correlate with activity in GRMD dogs. In a follow-up study, (same dogs, 18 months of age), we tested whether administration of EDG-5506 affected activity using an activity monitor. We observed that EDG-5506 improved average daily activity by >30% (B), increased active time and decreased rest time in a reversible manner demonstrating both reduction in CK and improved physical function. To our knowledge, this is the first documented intervention to improve biomarkers and physical function in symptomatic, disease stable GRMD dogs. Our studies demonstrating consistent beneficial effects of EDG-5506 across multiple established preclinical models is differentiated and we believe speaks to the fundamental nature of our novel approach.

EDG-5506 decreased circulating injury biomarkers and improved activity in GRMD dogs

EDG-5506 lowered disease biomarkers in DMD dogs as measured by SOMAscan

We used a SOMAscan aptamer-based high-throughput proteomics platform to determine if other proteins, beyond CK, change in plasma in response to treatment with EDG-5506. As expected, GRMD control plasma samples exhibited many protein differences compared to healthy dogs, reflecting the serious skeletal muscle pathology of these animals. EDG-5506 successfully restored the GRMD plasma protein signature closer to that of WT dogs, reversibly lowering elevated proteins and increasing downregulated proteins. A closer examination of proteins significantly lowered by treatment with EDG-5506 validated previous CK activity measures (muscle CK reversibly lowered 34%, p<0.05). Gene ontology (GO) term analysis also revealed decreases in cellular pathways commonly associated with dystrophic muscle including apoptotic, cellular signaling, metabolic and immune responses.

SOMAscan analysis of patient plasma has previously been used to generate a common serum protein signature for DMD. As such, we compared EDG-5506’s response fingerprint in GRMD to DMD patient data. Comparison with GRMD baseline samples revealed a set of 40 elevated and nine depleted proteins overlapping with the DMD patient signature. The SOMAscan analysis showed that EDG-5506 significantly and reversibly altered blood concentrations away from the DMD patient signature profile during the dosing period.

EDG-5506 positively altered GRMD proteins identified as being associated with the dystrophic state in DMD patients

Preclinical Pharmacokinetics and Metabolism of EDG-5506

In all species studied to date, concentration-time profiles resulting from bolus intravenous administration are characterized by rapid distribution phase followed by mono-exponential decay. EDG-5506 displayed a terminal half-life ranging from 21 to 69 hours across species. The compound distributes to skeletal muscle, its intended therapeutic target, with high skeletal tissue to plasma ratios. Distribution to cardiac muscle is minimal and tends to be on the order of 2-fold plasma levels. High absolute oral bioavailability was observed across species when presented as a solution or highly dispersed suspension.

Cytochrome P450 (CYP) reaction phenotyping studies using recombinant enzymes have identified several isoforms that are involved in EDG-5506 metabolism, including CYP3A4, 2D6, and 2C19. Drug-drug interaction studies in human liver microsomes conducted at concentrations up to 30 µM did not indicate reversible inhibition of CYPs 1A2, 2B6, 2C9, 2C19, 2D6, and 3A4. Similarly, EDG-5506 did not display measurable inhibition in time-dependent studies in the same panel of CYPs.

EDG-5506 has been administered to mouse, rat, dog, pig and monkey by intravenous and oral administration, the intended route of administration in humans, to project human PK parameters using simple allometry.

EDG-5506 Toxicology Studies

The toxicity and safety pharmacology profile of EDG-5506 has been explored in standard good laboratory practice (GLP) safety pharmacology studies, in non-good laboratory practice exploratory and dose range studies. 13-week repeated dose toxicity studies were performed in rat and dog to support the Phase 1 first-in-human clinical trial. Additionally, a 26-week oral GLP toxicity study of EDG-5506 in rats and a 39-week oral GLP toxicity study of EDG-5506 in dogs were performed to support longterm dosing in humans. All toxicities noted were ascribed to EDG-5506 and were consistent with the known mechanism of EDG-5506 and exaggerated primary PD activity (i.e., regulation of type II fast skeletal muscle myosin). There were no unanticipated off-target toxicities noted in either rats or dogs administered EDG 5506 for up to 39 weeks. We expect to receive the results of a 7-week oral juvenile toxicity study in 2022.

EDG-5506 Formulation

EDG-5506 is formulated as a powder for suspension in a commercially available compounding agent, SyrSpend® SF (sugar free), for once daily oral administration. This allows EDG-5506 to be administered to young children. SyrSpend® SF is a sweetened, suspending vehicle for use in compounded oral liquid preparations. SyrSpend® SF is composed of modified food starch, citric acid, sucralose, and sodium citrate. All ingredients are “Generally Recognized as Safe” (GRAS) or classified as “inactive ingredients” by the FDA when used in accordance with their intended purpose. As EDG-5506 is a biopharmaceutics classification system (BCS) Class 1 molecule, it can be readily formulated into solid dosage forms including tablets and capsules.

EDG-5506 Clinical Plan

An updated overview of our near-term clinical development plan for EDG-5506 in DMD and BMD is shown below.

EDG-5506 Phase 1 Clinical Trial

In October 2020, we initiated a Phase 1 randomized, placebo-controlled, double-blind, single and multiple ascending-dose clinical trial to evaluate the safety, tolerability and PK of EDG-5506 in adult HVs (Phase 1a) and adults with BMD (Phase 1b), to address potential differences in safety, tolerability and PK in the background of dystrophic muscle. The starting dose in the SAD was informed by the no observed adverse effect levels (NOAELs) from the 13-week GLP toxicology study. The Phase 1 clinical trial was carried out at a single site in San Antonio, Texas.

EDG-5506 Phase 1 Clinical Trial Schematic

Phase 1a: Single Ascending Dose (SAD) Cohorts

In the first-in-human single ascending dose (SAD) trial, oral doses of EDG-5506 (0.5, 1.5, 5, 15, 45, 90 and 135 mg) or matching placebo were administered to 57 HVs — cohorts of eight participants were randomized to six receiving EDG-5506 and two receiving a placebo for each dose group. A single dose of EDG-5506 up to 90 mg was considered generally safe and well-tolerated. The most common AEs were dizziness and somnolence, which was seen at Grade 1 (on the Division of AIDS AE Grading Scale) except in the single dose cohort of 135 mg, where Grade II somnolence and dizziness were observed.

Phase 1a Events

Our SAD demonstrated rapid absorption of EDG-5506 following a single oral dose. EDG-5506 displayed a favorable human PK profile, consistent with extensive on-target muscle distribution and a half-life of approximately 15 days. Exposures were observed to be dose proportional up to the 45 mg dose. PK modeling utilizing the SAD dataset projected that once-daily doses of 10-15 mg will achieve steady-state Ctrough drug concentrations at or above the efficacy exposure levels achieved in preclinical dystrophic models.

Phase 1a single dose PKs in HVs

As part of the first in human clinical trial, we also explored EDG-5506’s ability to inhibit involuntary quadriceps twitch force, a direct marker of target engagement. Using a trans-magnetic device to stimulate involuntary leg contraction via a probe placed over the top of the leg, muscle force was then measured via a force transducer connected to the ankle. This novel experimental measure has not been used previously in an interventional trial. Our goal was to derive a relationship between dose, plasma exposure and involuntary twitch force inhibition after administration of EDG-5506 in healthy volunteers.

Proof of mechanism was demonstrated by dose dependent PD activity at doses of 45 mg and above, with each dose cohort clearly differentiated from placebo. EDG-5506’s robust PD effect in humans was observed at exposures similar to those seen at efficacious levels in preclinical disease models. The time course of peak PD activity (10 hours post dosing) was substantially separated from the onset of somnolence (approximately 30 minutes post dosing). The effect was reversed within 48 hours post dosing. Onset of the PD effect was consistent with preclinical observations of steady-state redistribution to the gastrocnemius muscle in rodents. Importantly, EDG-5506 was not found to affect voluntary skeletal muscle function, as assessed by handgrip strength testing, nor was it found to negatively impact alternate forms of myosin elsewhere in the body (e.g., cardiac or slow muscle). These observations provide preliminary evidence of a dose dependent change in a biomarker of fast myosin regulation following a single dose of EDG-5506. The magnitude of the effect was in line with force reductions required to prevent muscle degeneration in preclinical experiments with dystrophic mice. Moreover, human exposures at 10 hours were consistent with steady state concentrations observed in preclinical efficacy studies.

Phase 1a: Multiple Ascending Dose (MAD) Cohorts

The MAD enrolled 40 participants of whom 30 were randomized to EDG-5506 and 10 were randomized to placebo. Cohorts B1 and B2 received a suspension with a 4-day loading dose of EDG-5506 once-daily followed by 10 days at half of this dose (B1: 10 mg/5 mg, B2: 20 mg/10 mg). Generally, cohorts B3 to B5 did not receive a loading dose and were administered a 20 mg suspension (B3) or a solid dosage form at doses of 20 mg (B4) and 40 mg (B5) daily for 14 days.

The study drug was well tolerated in all multi-dose cohorts (5 to 40 mg EDG-5506 given once daily for 14 days). Overall, 30 of 40 (75%) enrolled subjects experienced treatment emergent adverse events (TEAEs) which were all Grade 1. Dizziness and somnolence were the most common AEs experienced and in all cases were mild and transient. At projected therapeutic doses, AEs generally decreased over time suggesting development of tolerance. There were no AEs of special interest, no SAEs, and no discontinuations due to AEs. There were no AEs due to clinically significant abnormal vital signs, ECG or laboratory assessments. Hand grip strength testing was serially measured with no significant change seen in any MAD participants.

In the MAD, the PKs on Day 1 were consistent with the PKs observed in the SAD part of the study with rapid absorption for the suspension formulation (Cohorts B1-B3). Variability observed in exposure parameters tends to decrease over time as drug accumulates with moderate variability on Day 14 consistent with filling of the muscle compartment. Cohorts B3 and B4 (20 mg once-daily for 14 days) allowed for the direct PK comparison of the suspension (SS) formulation and the solid dosage form (SD). The AUC0-24 and C24 PK parameters were similar between the two cohorts on Days 1 and 14. Accumulation ratios were also similar between the cohorts indicating similar absorption of drug. However, Cmax was lower in the solid dosage form by approximately 50-75% on each of the 3 days on which extensive PK sampling was done (1, 4, and 14).

Mean EDG-5506 Trough Plasma Concentration Versus Time Following

Multiple Oral once-daily Doses for 14 Days in Healthy Volunteers

As already outlined in the preclinical section, we have made significant efforts to understand the pharmacology of EDG 5506, its general tolerability and its ability to improve symptoms of disease in a variety of models of muscular dystrophy. An additional and important goal was to also provide a range of compound concentrations required to achieve efficacy and translate those levels to meaningful target muscle exposures in humans. To achieve this, we focused on measuring absolute muscle concentrations in preclinical studies and then calculated a human target equivalent muscle exposure, based on relative proportions of fast muscle fibers (see figure below).

EDG-5506 Target Human Muscle Exposure Range

As shown, EDG-5506 human muscle levels of 1,000 to 4,100 ng/g were projected to provide meaningful clinical benefit in humans based on experiments in mdx, DBA/2J mdx and GRMD. Of note, muscle concentrations in mouse studies were those required for maximal efficacy, essentially returning dystrophic muscle to a normal state.

In the MAD cohorts, muscle biopsy samples were taken at Day 14 to measure EDG-5506 levels in muscle. In Cohorts B1-B5, EDG-5506 concentrates in muscle at or above levels predicted to provide meaningful clinical benefit in humans (summarized below). Mean EDG-5506 concentration was two orders of magnitude higher concentrations in the muscle tissue versus plasma, which we believe reflects the known high-affinity binding to myosin in fast muscle fibers. This observation was key as it demonstrated EDG-5506 achieves muscle concentrations believed to be needed in the clinic in order to demonstrate efficacy.

Muscle EDG-5506 Concentrations in Cohorts B1-B5

The pharmacodynamic effect of EDG-5506 was once again measured using the Magstim trans-magnetic device. Findings from the MAD cohorts showed that not only is EDG-5506 reaching the fast muscle fibers but that EDG-5506 also leads to a dose dependent and highly statistically significant inhibition of involuntary fast muscle fiber twitch, the precise target of EDG-5506. Importantly there was no impact on voluntary muscle function.

In summary, the Phase 1a SAD/MAD demonstrated that EDG-5506 was generally well tolerated with no serious adverse events observed. PK data supports robust target engagement with achievement of muscle concentrations well above the efficacious levels observed in preclinical disease models. Moreover, EDG-5506 PD data showed a dose-dependent effect on involuntary twitch response in healthy volunteers, reflecting robust target engagement. Based on these observations, a 20 mg solid dosage form was selected for the Becker muscular dystrophy patients in the Phase 1b trial.

Phase 1b: Becker Muscular Dystrophy Cohort (Part C)

Cohort C1 enrolled seven adult males with BMD who were randomized to active (n=5) or placebo (n=2). EDG-5506 was administered at a dose of 20 mg once daily, in solid dosage form taken with food for 14 days. The primary endpoint was safety and tolerability, and secondary endpoints were PK, including tissue concentrations, and, importantly, multiple biomarkers of muscle damage in the setting of dystrophic muscle.

BMD patients in the Phase 1b were required to be ambulatory with no exclusions based on functional criteria. An overview of the BMD patient demographics is shown below. For the functional measures the median value for the 10 m walk run was over double the age normative value and the median rise from floor was 20 seconds with three participants being unable to complete the test (unaffected adults typically have a value of <3 seconds). Serum creatinine was approximately half of the expected range, consistent with decreased muscle mass, while serum CK was a multiple of normal values consistent with ongoing muscle damage in these individuals.

BMD Phase 1b Patient Demographics

Unsurprisingly, the quadriceps in the BMD patients demonstrated significant damage as determined by the lack of a detectable signal in response to Magstim and thus an inability to measure a change in twitch response with EDG-5506.  Moreover, the grip strength in BMD patients was also impaired to approximately 60% of normal grip strength.

Baseline Magstim and Hand Grip Strength in BMD Cohort

EDG-5506 was well tolerated in BMD subjects. Seven of the seven subjects enrolled in the Phase 1b cohort experienced TEAEs and all were Grade 1. There were no AEs of special interest, no SAEs, and no discontinuations due to AEs. There were no AEs due to clinically significant abnormal vital signs, ECG or laboratory assessments. All participants that received EDG-5506 experienced Grade 1 dizziness with 2 of 5 participants reporting somnolence (summary below). Hand grip strength testing was serially measured with no significant change seen in BMD participants.

Phase 1b Individuals with BMD - Adverse Events

Similar to the MAD cohorts, biopsy samples were taken from the quadriceps of BMD patients at Day 14 to measure EDG-5506 levels in muscle. EDG-5506 muscle concentrations in BMD patients were adjusted to reflect the approximately 60% fat fraction in the quadriceps of these individuals, which was further corroborated by reduced overall protein content, as measured by a standard Bradford protein assay, as well as the cohort’s overall reduced functional status. Relatedly, EDG-5506 plasma concentrations in BMD subjects were approximately two-fold higher than those in healthy volunteers at the same 20 mg dose. This observation is consistent with EDG-5506 being highly targeted to muscle, and reflective of these patient’s overall reduced muscle mass as evidenced by a mean serum creatinine level of 0.58 mg/dL, significantly below a mean value of 1.15 for an age- and sex-matched population.

Dystrophic muscle in BMD patients showed adjusted EDG-5506 levels in the range previously observed in the MAD, demonstrating a similar, high-affinity binding to myosin in fast twitch dystrophic muscles. The muscle levels reached in BMD patients were in the range where multiple preclinical studies with EDG-5506 have shown pharmacological activity in models of DMD.

EDG-5506 Muscle and Plasma Concentration in BMD Patients

Muscle injury in muscular dystrophies leads to leaking of several muscle proteins into the circulation, including CK, myoglobin and TNNI2 (see overview of biomarkers below). Serial blood samples were taken from BMD participants for both biochemical analysis of biomarkers of muscle damage and proteomics using the SOMAscan to enable unbiased profiling of elevated plasma proteins and establish a unique BMD disease biomarker fingerprint.

Biomarkers of Muscle Damage in Muscular Dystrophies

After 14 days of treatment with EDG-5506, BMD participants had a significant and rapid decrease in circulating CK of 66%, reflecting a reduction from 5X to 1.6X of the upper limit of normal by the second week of dosing. The low absolute CK levels observed following treatment with EDG-5506 are unprecedented for BMD patients and have not been previously reported for any therapeutics targeting BMD patients. There was also a modest, non-significant and anticipated CK decrease in the placebo group, consistent with BMD patients being confined to a phase 1 clinical study unit and exhibiting an overall reduced level of physical activity – this “natural” reduction in CK has previously been reported for DMD children confined to an in-patient setting. Importantly, following a 4 week washout, CK values rebound back to baseline levels further supporting a strong drug effect.

CK Reduction Following EDG-5506 Treatment

Additionally, myoglobin levels similarly decreased to near normal levels and aspartate transaminase (AST) dropped to within the normal range in all subjects who received EDG-5506.

Reduction in Myoglobin and AST Following EDG-5506 Treatment

Leveraging the SOMAscan 7,000 analyte set, baseline BMD patient plasma samples (n=7) were compared to baseline samples taken from healthy volunteers (n=25). To establish a unique proteomic signature for individuals with BMD, elevated proteins were filtered by those exhibiting a magnitude of change ≥1.5X and an adjusted p value of <0.05 relative to healthy volunteers (illustrated in red box below). This analysis is the first of its kind to characterize a unique proteomic fingerprint for individuals with BMD. Interestingly, and similar to individuals with DMD, the most significant elevated proteins are from muscle and metabolic pathways enriched in muscle, consistent with leaky damaged muscles.

Baseline BMD vs. Healthy Biomarker Fingerprint Analysis with SOMAscan

Decreased in BMD
Increased in BMD
- Log10 (P-Value)
Mean Change (Log 2)
16
14
12
10
8
6
4
2
0
−4
−3
−2
−1
0
1
2
3
4

Subsequently, the impact of EDG-5506 treatment on the BMD proteomic fingerprint, was examined. As anticipated, treatment of healthy individuals with 20 mg of EDG-5506 had no impact on the BMD protein signature. In comparison, BMD individuals exhibited a robust, significant and time-dependent decrease in elevated BMD biomarkers compared to placebo after only two weeks of dosing.

Baseline BMD vs. Healthy Biomarker Fingerprint Analysis with SOMAscan

The BMD SOMAscan signature showed that CK and TNNI2 both exhibited a robust decrease in response to EDG-5506 treatment compared to placebo treated individuals. Specifically, CK decreased by 71%, similar to the decrease observed in biochemical activity assays, while TNNI2 decreased by 83% with treatment. Both muscle damage biomarkers returned to normal levels observed in healthy individuals following 14-days of treatment with EDG-5506 (see below). Individual SOMAscan measures of CK and TNNI2 showed a tight correlation, as would be expected for proteins that similarly leak from damaged muscles.

CK and TNNI2 are Reduced to Levels Observed in HVs Following Treatment with EDG-5506

Interestingly, proteins that were most elevated in the BMD signature set were also those that decreased following treatment with EDG-5506. This observation suggests a broad normalization of the proteomic signature of BMD towards a more normal state with EDG-5506 treatment.

Correlation Between Elevation of Biomarkers and Response to EDG-5506

The robust reduction in muscle damage biomarkers observed in BMD suggests that EDG-5506 may normalize the excessive stress observed in dystrophic muscle, ultimately preserving muscle function and preventing disease progression in muscular dystrophies. In fact, a comparison of the consensus SOMAscan signature of consistently elevated proteins in DMD showed substantial overlap with those responsive to EDG-5506 treatment in BMD patients after only 14-days of dosing. As such, the positive observations in BMD are likely translatable to DMD based on EDG-5506’s unique mechanism of action.

SOMAscan Comparison of BMD and DMD Fingerprints

Overall, the findings for the Phase 1 clinical trial with EDG-5506 provide compelling evidence for EDG-5506 as a potentially disease modifying treatment for muscular dystrophies. Both in HVs and BMD patients, EDG-5506 was well tolerated and achieved muscle concentrations well above those predicted to demonstrate efficacy based on preclinical disease models. Moreover, EDG-5506 led to a robust, significant reduction in key biomarkers of muscle damage, driving CK, TNNI2, myoglobin and AST to either normal or near normal levels observed in healthy volunteers after only two weeks of dosing.

Planned Future Clinical Trials

Following successful completion of the Phase 1 clinical trial in HVs and BMD patients, a summary of the on-going and planned clinical studies with EDG-5506 in 2022 is provided in the table below.

Summary Table of Upcoming Clinical Trials

Open Label Study in BMD Patients (ARCH Study)

We are currently enrolling the ARCH study, which is an open-label, single-center study that will assess the safety and PK of EDG-5506 over one year in adults with BMD. This study will also investigate the effect of EDG-5506 on biomarkers of muscle fiber damage. We are enrolling participants diagnosed with BMD, who completed the Phase 1b trial, as well as participants who are treatment naïve to EDG-5506. A 10 mg dose will be administered once-daily at night prior to bedtime. We anticipate interim data in the first half of 2022.

Phase 2 Clinical Trial in BMD

The Phase 2 clinical trial in BMD is projected to commence in the first half of 2022 and will assess safety, PK, functional measures and upper leg fat fraction over one year as measured by MRI in BMD adults and adolescents. Assessments in the Phase 2 clinical trial will include muscle performance measures, such as a modified-NSAA (NSAD) and timed function tests, in addition to serum biomarkers of myofiber degeneration (e.g., CK, troponins, myoglobin).

Natural History Study and Exercise Challenge Study

In 2022, we expect to commence both an observational natural history study, being conducted in collaboration with the GRASP-LGMD Consortium, and a Phase 2 Exercise Challenge Study, to investigate the effect of EDG-5506 on muscle injury biomarkers following exercise in individuals with LGMD2I, BMD or McArdle disease at a single site in Denmark.

Phase 2 Clinical Trial in DMD

We plan to initiate a Phase 2 clinical trial in pediatric DMD patients in the second half of 2022.

Rationale for Studying Adult Becker Muscular Dystrophy Patients

The typical BMD disease course is associated with progressive limb weakness resulting in severe disability and loss of ambulation as well as increased risk of early mortality from cardiac failure. No therapies have been approved for the treatment of BMD.

In 2016, a comprehensive, longitudinal one-year academic study was published of 69 BMD patients aged between six and 69 years. Patients were classified accordingly: deletions ending on exon 45 (del 45-x; n=28), deletions ending on exon 51 (del x-51; n=10), isolated exon 48 deletions (del 48; n=10) and other mutations (n=21). 90% of the del 48 and del x-51 had a mild or asymptomatic BMD disease course as is well known regarding the del x-51 genotype. Interestingly, the del 45-x patients presented with a more pronounced and severe BMD course with significant lower limb weakness measurable with the NSAA over a 12-month period, with the majority losing ambulation at some point in their lifetime.

Patient and Caregiver Engagement Strategy

The muscular dystrophy patient community is highly knowledgeable and active, having been heavily engaged with many of the innovations in the rare disease regulatory and drug development landscape and with strong relationships with KOLs, regulators, the research community and payors. We have and plan to continue to engage comprehensively with patients and physicians to develop positive relationships and transparent communication and become a valued partner in the muscular dystrophy stakeholder community. Through a variety of engagement efforts, we will seek to more fully appreciate the burden of disease from the patient perspective, understand the current standard of care and unmet needs in managing disease, and better learn what is most meaningful to patients. This patient insight will inform our preclinical, clinical development and commercial strategies and we expect it will facilitate more effective execution when recruiting for and conducting trials. We plan to support the key patient advocacy organizations in the United States and the European Union in their research, care, advocacy and educational initiatives to help improve the quality of life of individuals with muscular dystrophy and other diseases. By positioning ourselves as a trusted partner who moves with thoughtful urgency, we believe we will have a voice with the patients that will continue to serve us as we develop EDG-5506 and other programs for neuromuscular and other diseases.

Evolution of Newborn Screening for Muscular Dystrophy

There is typically is a diagnostic delay between when muscular dystrophy symptoms are first noticed by parents and brought to the attention of their primary care physicians, and when a genetic diagnosis is made. Unless there is a known family history, muscular dystrophy has not widely been screened for in infancy.

To fill this gap, a newborn screening initiative was put into place led by muscular dystrophy patient advocacy organizations and community leaders in the mid 2000’s with the goal of identifying and providing care for every child born with muscular dystrophy and achieving Recommended Uniform Screening Panel (RUSP) status. A critical step in this effort was developing a scalable and cost-effective algorithm for accurately detecting muscular dystrophy that could be implemented at a national level. An Ohio NBS pilot from 2007 to 2011 developed a two-tiered process using CK measured from dried blood spot (DBS) and establishing a threshold level at which a second CK from venous blood was necessary to determine who should have genetic testing. Currently, a newborn screening pilot program in New York State is testing this and other aspects of a comprehensive newborn screening program at a large scale. A Steering Committee is compiling other evidence necessary to support a nomination package to the Advisory Committee for Heritable Disorders in Newborns and Children (ACHDNC) to add muscular dystrophy to the RUSP.

Once the requirements are met and accepted at a national level, implementation then takes place at the state level. State based universal NBS would allow more infants with muscular dystrophy to be identified earlier in life, giving them a greater chance of receiving benefit from optimal care and disease modifying treatments before symptoms manifest and functional milestones are lost.

Progress in NBS for muscular dystrophy and future implementation at a national level through inclusion of muscular dystrophy on the RUSP will allow potentially disease modifying therapies, such as EDG-5506, to be initiated early on allowing the possibility to completely alter the devastating natural history of the disease.

Additional Indications

LGMD

LGMD is a general term for muscular dystrophies that are not X-linked and are non-congenital. They are a group of disorders of skeletal muscles that results in progressive limb, shoulder, and hip girdle weakness and wasting, significantly impairing daily function with resultant disability. Collectively, they are the fourth most common genetic cause of muscle weakness. The approximate global prevalence of LGMD as a group is estimated to be from 0.56 to 5.75 per 100,000. Males and females are affected in equal numbers. Onset may occur in childhood, adolescence, young adulthood, or even later. LGMD leads to a variable shortened lifespan; however, problems can arise in individuals who have problems in heart muscles and the respiratory system.

LGMD is caused by mutations of genes that result in abnormalities in dystrophin-glycoprotein complex, the sarcomere, glycosylation of dystroglycan, vesicle and molecular trafficking, signal transduction pathways, and nuclear functions. There are at least 30 different subtypes of LGMD. The inheritance pattern of LGMD varies and different genetic defects may result in the same clinical symptoms in different patients. Several rare forms are inherited in an autosomal dominant pattern (LGMD type 1). Most forms of LGMD are inherited in an autosomal recessive manner (LGMD type 2). LGMD type 1 follows a slower and more variable disease course whereas LGMD type 2 tends to have an earlier onset and progresses more quickly.

Like DMD and BMD, most LGMD mutations destabilize the dystrophin/dystroglycan complex, resulting in muscle breakdown with normal muscle contraction and elevated serum CK levels. Treatment of LGMD is exclusively symptomatic involving physical therapy, surgery, and care of the lungs and heart. There are no disease modifying therapies approved to halt disease progression. Because EDG-5506 stabilizes muscle independently from the functional integrity of the dystrophin complex, we anticipate that our approach could also improve muscle health in LGMD patients.

McArdle Disease

McArdle disease, also known as glycogen storage disease type V (GSDV), is an autosomal recessive disease caused by mutations in the gene encoding for the muscle isoform of glycogen phosphorylase (PYGM). It is an ultra-rare disease, and the exact prevalence is not known, but is estimated to be one in 100,000-140,000 patients. It is a pure myopathy characterized by high serum CK activity, exercise intolerance, the second wind phenomenon, acute crises of early fatigue, and contractures, sometimes (50% of cases) with rhabdomyolysis and myoglobinuria, triggered by static muscle contractions or vigorous exercise.

The diagnosis of McArdle’s disease is based on biological findings that reveal a lack of elevation of blood lactate levels during the forearm ischemic exercise test, excess of glycogen, and deficit of myophosphorylase in muscle biopsy or white blood cells. There is currently no specific treatment for McArdle’s disease. Treatment is mostly symptomatic as well as avoiding the performance of intense physical exercise. Healthy lifestyle interventions, such as following a diet rich in complex carbohydrates, are the most effective means of preventing and managing exercise intolerance in McArdle’s disease and require a proactive attitude of clinicians, exercise professionals, patients and caregivers.

In light of the lack of approved therapies and the negative impact of excessive muscle contractures on the pathophysiology of McArdle’s disease, we plan to explore the potential role of EDG-5506 in preserving muscle integrity and function.

Our Research Programs

Our muscle screening platforms have identified small molecule modulators of muscle function with alternative targets and mechanisms beyond those described for EDG-5506. We intend to take maximal advantage of these additional programs to expand our research and development pipeline into therapeutic areas of considerable unmet need.

EDG-002: Novel Molecules for Inherited HCM and Other Devastating Cardiac Disorders

Overview

Our EDG-002 program represents a unique series of novel-mechanism cardiac modulators. This series of compounds exhibit a distinct cardiac desensitizing profile with some overlapping characteristics to cardiac myosin inhibitors such as BMS/Myokardia’s mavacamten and Cytokinetics’ CK-274. However, this series of compounds also offer important mechanistic and phenotypic differences to both BMS/Myokardia’s and Cytokinetics’ molecules, which we believe have the potential to yield improved target product profiles for the treatment of HCM and heart failure with preserved ejection fraction (HFpEF).

Disease Background and Current Treatment Limitations

HCM is the most common form of genetic heart disease, affecting one in 500 individuals and is caused by abnormal proteins in the heart, including cardiac myosin, that lead to excessive cardiac contraction. Estimates suggest there are as many as 630,000 people in the United States suffering from different forms of HCM. Over time, the disruptions in cardiac muscle contraction leads to cardiac stress and thickening of the inner chambers of the heart which become stiffer and less able to pump blood. HCM patients encounter increased risk of heart failure, stroke, atrial fibrillation and sudden cardiac arrest.

There are currently no approved therapies specifically indicated for the treatment of HCM. Patients are typically treated with drugs that are indicated for broader cardiovascular disorders and do not address the underlying cause of the disease. As the disease progresses, patients have limited treatment options, such as surgical or other invasive interventions and heart transplant. More recently, the cardiac myosin inhibitor mavacamten has demonstrated significant benefit in obstructive HCM with reductions in cardiac and patient symptoms. However, despite mavacamten’s efficacy, there are still limitations of this approach including a narrow therapeutic index, long terminal half-life (seven to nine days) and limited ability to rescue excessive pharmacology if it develops.

Our Approach

Our EDG-002 program has identified compounds that directly inhibit the cardiac sarcomere but via an alternative mechanism, independent of myosin. In an initial set of studies that we conducted, a tool compound from the EDG-002 program, EDG-6036, was compared to Compound A, a clinical-stage type I myosin inhibitor (synthesized in-house in accordance with its published structure) in head-to-head experiments.

First, myosin inhibitory activity was explored by measuring the actin-activated ATPase of purified cardiac S1 myosin motor sub-fragment. Compound A, inhibited cardiac S1 ATPase in a concentration-dependent manner while EDG-6036 was inactive in this preparation (A). In contrast, both compounds were potent inhibitors of force development in intact slow skeletal muscle fibers, which share many protein components with cardiac muscle (B and C).

EDG-6036 targets cardiac contractility through an entirely novel MOA from myosin inhibitors

In subsequent experiments, we observed that oral administration of EDG-6036 led to a reduction in cardiac ejection fraction in healthy rats (A) with a similar exposure relationship to Compound A (B). However, due to PK and mechanistic differences between these compounds (beyond oral availability), the observed dose/exposure relationship is considerably broader for EDG-6036 compared to Compound A (C), allowing for better dose titration.

EDG-6036 decreased cardiac contractility in healthy rats

Cardiac myosin inhibition with either mavacamten or CK274 represents a primary block of muscle contraction that can be difficult to override in situations of excessive pharmacology. Since our EDG-002 series of compounds work through desensitization of cardiac muscle, we sought to understand how these molecules might lead to an improved pharmacological rescue of cardiac inhibition using the beta-adrenergic receptor agonist, isoproterenol (ISO). Equivalent inhibitory doses of Compound A (2 mg/kg) and EDG-6036 (10 mg/kg) were given to healthy rats via oral gavage and then rescue of inhibition was attempted with intravenous infusion of ISO. We observed that rescue of ejection fraction was only partial for Compound A (A) but complete for EDG-6036 (B), highlighting the mechanistic differences between these two approaches.

In vivo cardiac inhibition with EDG-6036 can be reversed

We used an in vitro reconstituted cell system to measure compound efficacy in a model of HCM carrying a common myosin mutation (MYH7 R403Q). Induced Pluripotent Stem Cells (iPSC), derived from a HCM patient were differentiated into cardiomyocytes, seeded into a hydrogel and reconstituted into a contractile myofiber. Muscle contraction was then quantified in the presence of increasing amounts of compound and compared to iPSC-derived myofibers where the R403Q mutation had been corrected by CRISPR. As expected, MYH7 R403Q myofibers exhibited increased contractile behavior compared to corrected myofibers and both Compound A (A) and EDG-6036 (B) demonstrated potent inhibition of hyper-contraction in these patient-derived cells.

EDG-6036 decreased contraction in reconstituted human myofibers with a HCM mutation

Our cardiac inhibitors have demonstrated activity in models of HCM. In these models, our lead candidate to date, EDG-6036, showed equivalent inhibition of ejection fraction but improved effects on relaxation and rescue of excessive pharmacology relative to Compound A. We believe the results from these preliminary preclinical studies support the potential of (i) our EDG-002 program to yield a lead molecule that could become a new therapeutic standard for treatment of HCM and (ii) our proprietary drug discovery platform to identify novel and compelling molecules across a variety of muscle tissues and organs implicated in disease.

Next steps

We are aiming to build a rare cardiac disease franchise by initially focusing on the development of a therapeutic for patients with HCM. We are also characterizing a second therapeutic candidate coming out of our EDG-002 program specifically targeted at patients with HFpEF.

Manufacturing

We currently do not own or operate any manufacturing facilities. We rely and expect to continue to rely for the foreseeable future, on third-party contract development and manufacturing organizations (CDMOs) to produce our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Our CDMOs are obligated to produce bulk drug substances and finished drug products in accordance with current Good Manufacturing Practices (cGMPs) and all other applicable laws and regulations. We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

We have engaged CDMOs to manufacture EDG-5506 for preclinical and clinical use. All of our product candidates are small molecules and are manufactured in synthetic processes from readily available starting materials. Our chemistry is a convergent synthesis of under five steps, appears amenable to scale up and does not currently require unusual equipment in the manufacturing process. We obtain our supplies from these CDMOs on a purchase order basis and do not have a long-term supply arrangement in place. We do not currently have arrangements in place for redundant supply. For all of our product candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to seeking regulatory approval.

Sales and Marketing

If any of our product candidates are approved, we currently intend to market and commercialize them in the United States and select international markets, either alone or in collaboration with others.

Competition

Currently, approximately 70% of patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. and prednisone is also FDA-approved and is marketed by multiple companies. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms include Sarepta Therapeutics with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, PTC Therapeutics with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc., which is in preclinical development with an antibody oligonucleotide conjugate that targets dystrophin production and Dyne Therapeutics which is also in preclinical development with its proprietary antigen-binding oligonucleotide linker technology that targets dystrophin production. In addition, several companies are in clinical trials to develop gene therapies to treat DMD, including Genethon Company (GNT-0004), Pfizer Inc. (PF-06939926), Sarepta Therapeutics (SRP-9001 and Galgt2 gene therapy program), and Solid Biosciences Inc. (SGT-001). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD. Moreover, Epirium Bio is developing a synthetic compound that targets cellular energetics and muscle regeneration as a potential therapeutic for BMD and Italfarmaco is also evaluating the use of Givinostat, an HDAC inhibitor, in BMD patients.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our drug candidates, technology and know-how, to operate without infringing the proprietary or intellectual property rights of others and to prevent others from infringing our proprietary or intellectual property rights. We expect that we will seek to protect our proprietary and intellectual property position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements and drug candidates that are important to the development and implementation of our business. We also rely on trade secrets, know-how, trademarks, continuing technological innovation and licensing opportunities to develop and maintain our proprietary and intellectual property position.

We currently, and expect that we will continue to, own or in-license patents and patent applications related to our key drug candidates. We own patents and patent applications that cover compositions of matter, methods of treating diseasessuch as DMD, BMD, LGMD and muscle spasticity disorders and combination therapies. As of January 21, 2022, we own a patent portfolio consisting of 10 patent families and in-license one patent family from OSIF. We own 2 issued U.S. patents, 4 pending U.S. patent applications, 5 pending PCT applications, and 41 pending foreign applications filed in 15 different countrites and regions including Europe, Australia, Brazil, Canada, China, Eurasia, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore, South Africa, and Hong Kong. We own one issued U.S. patent that covers compositions of matter of EDG-5506 and methods of treatment using EDG-5506 that is expected to expire in 2039, excluding any patent term extensions. For our drug candidates, we generally pursue multilayered patent protection covering compositions of matter, methods of use and methods of manufacture. We also intend to pursue patent protection, if available, with respect to biomarkers that may be useful in selecting a patient population for use of our drug candidates.We intend to strengthen the patent protection of our drug candidates and technologies through additional patent application filings.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries in which we file, the patent term is generally 20 years from the earliest date of filing a non-provisional patent application. In the United States, the patent term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (USPTO) in examining and granting a patent or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. Additionally, the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act) permits patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the length of time a drug is under regulatory review while a patent that covers the drug is in force. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended.

Similar provisions are available in the European Union and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our drug candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, if available. However, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and, if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see the section titled “Risk Factors — Risks Related to Our Intellectual Property.” Expiration dates referred to above are without regard to potential patent term extension or other market exclusivity that may be available to us.

In addition to patent protection, we also rely on trade secrets, know-how, trademarks, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached, and we may not have adequate remedies for any such breach. For more information regarding the risks related to our intellectual property, see the section titled “Risk Factors — Risks Related to Our Intellectual Property.”

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, alter our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. For more information, see the section titled “Risk Factors — Risks Related to Our Intellectual Property.”

Third Party Agreements

2020 Exclusive License Agreement with The Ohio State Innovation Foundation

We have exclusively licensed intellectual property from The Ohio State Innovation Foundation (OSIF) in a license agreement effective November 20, 2020. We entered into the agreement with OSIF for an exclusive worldwide license to develop and commercialize products covered by the OSIF licensed intellectual property for the treatment, prevention or palliation of muscular dystrophies and disorders. The product candidates under development by the Company are not based on the intellectual property licensed from OSIF. The patent applications licensed from OSIF may, in the future, provide additional patent coverage for certain aspects of the Company’s product candidates currently under development, depending on the eventual scope of any OSIF patents if and when issued, which scope and likelihood of issuance are uncertain.

Under the license agreement, we are obligated to make payments to OSIF aggregating up to $1.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified development and regulatory approval milestones and approximately $2.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified sales milestones. We are also obligated to pay low single-digit royalties to OSIF based on net sales by us and our affiliates and sublicensees of each product covered by the OSIF licensed patent rights. In addition, in the event we sublicense the OSIF licensed patent rights, we are obligated to pay OSIF a specified portion of income we receive from sublicensing. To date, we have paid OSIF $235,000 in connection with the license agreement.

Our royalty obligations with respect to each product covered by OSIF licensed patent rights in a country extend until the last-to-expire patent claim licensed from OSIF covering the product in the country. The latest possible expiration of patents licensed under the agreement is 2039 in all applicable countries, in the absence of any patent extensions that may be available for such patents.

Under the license agreement, we are obligated to use a certain level of effort to develop and commercialize at least one product covered by the OSIF licensed patents or derived from the material provided by OSIF and to achieve certain milestones within set times, subject to certain extensions.

OSIF has the right to terminate the license agreement for our uncured material breach of the license agreement, including if we fail to achieve specified development, regulatory approval and sales milestones within specified timeframes, or for certain events related to our bankruptcy. We have the right to terminate the agreement at any time.

Government Regulations

Government authorities in the United States, at the federal, state, and local level, and other countries extensively regulate, among other things, the research, development, nonclinical and clinical testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, and export and import of products such as those we are developing. Generally, before a new drug can be marketed, considerable data must be generated, which demonstrate the drug’s quality, safety, and efficacy. Such data must then be organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (FDCA), and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, the approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests, animal studies, and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;
●	submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (IRB) ethics committee, either centralized or with respect to each clinical site, before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (GCP) requirements to establish the safety and efficacy of the proposed drug for its intended use;
●	submission to the FDA of a New Drug Application (NDA) after completion of all pivotal trials;
●	determination by the FDA within 60 days of its receipt of an NDA to accept the filing for substantive review;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	Our royalty obligations of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP requirements to ensure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality, and purity, and of selected clinical investigation sites to assess compliance with GCPs; and
●	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the clinical trial is unlikely to meet its stated objectives. Some trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which may review data and endpoints at designated check points, make recommendations and/or halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical trial results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism, and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to HVs, the initial human testing is often conducted in patients.
●	Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages, and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
●	Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

Post-approval clinical trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a clinical trial may move forward at designated check points based on access to certain data from the clinical trial.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 clinical trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

Phase I, Phase II, and Phase III clinical testing may not be completed successfully within a specified period, if any all, and there can be no assurance that the data collected will support FDA approval of a product candidate. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the novel coronavirus disease (COVID-19). For example, in March 2020, the FDA issued a guidance, which FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the trial, and any disruption of the trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19-pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the trial. In 2020 and 2021, FDA published a number of industry guidance documents, including updates to previous guidance, related to Good Manufacturing Practices, remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and drug product manufacturing and supply chain inspections, among others. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

NDA Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality, and purity. Under the Prescription Drug User Fee Act (PDUFA), guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies, or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a risk evaluation and mitigation strategy (REMS) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use. It could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may offer accelerated approval with postmarketing confirmatory trial requirements or approvals subject to other postmarketing requirements, including among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

Expedited Development and Review Programs

The FDA has a fast-track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for fast-track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. With regard to a fast-track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a fast-track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis, or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast-track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug.

Fast track designation, priority review, accelerated approval, and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation (ODD), to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater of than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States of that drug or biologic. ODD must be requested before submitting a NDA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has received ODD and subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same biologic for the same indication for seven years from the approval of the NDA, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of ODD are tax credits for certain research and a waiver of the NDA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received ODD. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters, or untitled letters;
●	clinical holds on post-approval or Phase IV clinical studies, if applicable;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

●	product seizure or detention, or refusal to permit the import or export of products;
●	consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs;
●	mandated modification of promotional materials and labeling and the issuance of corrective information;
●	the issuance of safety alerts, Dear Healthcare Provider letters, press releases, and other communications containing warnings or other safety information about the product; or
●	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising, and promotion of drug products. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND or the issue date of the patent, whichever is later, and the submission date of an NDA plus the time between the submission date of an NDA or the issue date of the patent, whichever is later, and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of a NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA), or a 505(b)(2) NDA submitted by another company for a generic version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for a NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness or generate such data themselves.

Pediatric exclusivity is another type of marketing exclusivity available in the United States and provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

Other U.S. Regulatory Matters

Pharmaceutical manufacturers are subject to additional healthcare laws, regulation, and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal anti-kickback, anti-self-referral, false claims, transparency, including the federal Physician Payments Sunshine Act, consumer fraud, pricing reporting, data privacy, data protection, and security laws and regulations, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as well as similar foreign laws in the jurisdictions outside the U.S. Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information; state and local laws which require the tracking of gifts and other remuneration and any transfer of value provided to physicians, other healthcare providers and entities; and state and local laws that require the registration of pharmaceutical sales representatives; and state and local laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

These laws and regulations are subject to change, which can increase the resources needed for compliance and delay drug approval or commercialization. Any action brought against us for violations of these laws or regulations, even successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Also, we may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments. Actual or alleged violation of any such laws or regulations may lead to investigations and other claims and proceedings by regulatory authorities and in certain cases, private actors, and violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, additional reporting obligations, and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in government healthcare programs and imprisonment.

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance, and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufacturers to provide scientific details, information on cost-

effectiveness, and clinical support for the use of a product to each payor separately. This can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and related services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, that it will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available, or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; it required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; it implemented a new methodology under which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; it expanded the eligibility criteria for Medicaid programs; it created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and it established a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services (CMS), to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future.

The ACA continues to significantly impact the United States’ pharmaceutical industry. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. There remain judicial and Congressional challenges to certain aspects of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have passed. For example, in 2017, Congress enacted the Tax Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, a process that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient programs, and to reform government program reimbursement methodologies for pharmaceutical products. For example, in 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturersponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements, and manufacturer price reporting under Medicare Part B. Multiple lawsuits have been brought against HHS challenging various aspects of the rules. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain covered drug products. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

It is possible that additional governmental action may be taken to address the COVID-19 pandemic. Furthermore, there has been increased interest by third party payors and governmental authorities in reference to pricing systems and publication of discounts and list prices.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates to the extent we choose to develop or sell any product candidates outside of the United States. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, regulatory approval for our products, pricing and reimbursement vary greatly from country to country.

European Union Drug Development

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the European Union (EU) Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated, it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: The National Competent Authority (NCA), and one or more Ethics Committees (ECs). Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred. The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. The Clinical Trials Regulation EU No 536/2014 which replaced the Clinical Trials Directive entered into application on January 31, 2022, is intended to simplify the current rules for clinical trial authorization and standards of performance. For instance, there will be a streamlined application procedure via a single-entry point, a European Union portal and database.

European Union Drug Review and Approval

In the European Economic Area (EEA), which is comprised of the 27 Member States of the European Union and three European Free Trade Association States (Iceland, Liechtenstein, and Norway), medicinal products can only be commercialized after obtaining a Marketing Authorization (MA). There are two types of marketing authorizations.

●	The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
●	National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (SOPC) and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SOPC, labeling or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the above-described procedures, before granting the MA, EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Similar to the U.S. patent term-restoration, Supplementary Protection Certificates (SPCs) serve as an extension to a patent right in Europe for up to five years, subject to certain extension. SPCs apply to specific pharmaceutical products to offset the loss of patent protection due to the lengthy testing and clinical trials these products require prior to obtaining regulatory marketing approval. However, SPCs are not the only EU mechanism offering protection for a drug product beyond the patent expiry date. For example, under the EU exclusivity regime, an innovator company can qualify for eight years of data exclusivity, two years of market exclusivity during which generic companies can prepare and apply for marketing approval but cannot market their generic products, and an additional one year of market exclusivity for a new indication with significant clinical benefit over existing therapies.

In the EEA, marketing authorization applications for new medicinal products not authorized have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (PIP) agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all Member States of the EU and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension.

Employees and Human Capital

As of December 31, 2021, we had 31 full-time employees. Of these employees, 23 are engaged in research or product development and clinical activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were incorporated in Delaware in May 2017. Our principal executive offices are located at 3415 Colorado Ave., Boulder, Colorado 80303. Our telephone number is (720) 262-7002. Our website address is www.edgewisetx.com. We may use our website, press releases, public conference calls and public webcasts as means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD. Information contained on, or that can be accessed through, our website or any website is not incorporated by reference into this Form 10-K and should not be considered to be part of this Form 10-K unless expressly noted.

We may use our website (www.edgewisetx.com), press releases, public conference calls, public webcasts, Twitter and LinkedIn as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We also make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (Exchange Act). These include our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings. The address for the SEC website is https://www.sec.gov.

We use the Edgewise Therapeutics logo and other marks as trademarks in the United States and other countries. This periodic report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this periodic report, including logos, artwork and other visual displays, may appear without the TM symbol, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report and in our other public filings in evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:

●	We are early in our development efforts, with a limited operating history, and have no products approved for commercial sale.

●	We have not generated any revenue to date, have incurred significant net losses since our inception, and expect to continue to incur significant net losses for the foreseeable future.

●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates.

●	We will require substantial additional capital to finance our operations before we are able to generate any revenue.

●	Our operations and financial results could be adversely impacted by the coronavirus disease (COVID-19) pandemic in the United States and the rest of the world.

●	We are substantially dependent on the success of our lead product candidate, EDG-5506, for which we plan to initiate a Phase 2 clinical trial. If we are unable to complete development of, obtain approval for and commercialize EDG-5506 for one or more indications in a timely manner, our business will be harmed.

●	Our prospects depend in part upon discovering, developing and commercializing product candidates such as EDG-5440 and product candidates from our EDG-002 program and discovering, developing and commercializing product candidates in future programs.

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA) or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results.

●	We have limited resources and are currently focusing the majority of our efforts on developing EDG-5506 for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted. In particular, we face competition for patients with DMD from companies that produce corticosteroids and exon skipping drugs, companies that are targeting dystrophin mechanisms and non-dystrophin mechanisms and companies that are developing gene therapies.

●	We rely on third parties to conduct our preclinical studies, clinical trials, and manufacturing, and these third parties may not perform satisfactorily.

●	Our success depends on our ability to protect our intellectual property as well as to operate without infringing the intellectual property rights of third parties.

●	If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

Risks Related to Our Financial Position, Need for Additional Capital and Limited Operating History

We are early in our development efforts, with a limited operating history, and we have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.

We are an early clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are developing precision medicines for rare neuromuscular diseases which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. We commenced operations in 2017, have no products approved for commercial sale and have not generated any revenue. Most of our product candidates are still in preclinical development and have never been tested in human subjects. We plan to initiate Phase 2 clinical trials for our lead product candidate, EDG-5506, and have not initiated clinical trials for any other product candidate. Since our inception in 2017, we have devoted substantially all of our focus and financial resources to discovering, identifying and developing potential product candidates, including advancing our development programs, conducting preclinical studies of our product candidates and initiating clinical trials, organizing and staffing our company, business planning, raising capital and securing related intellectual property rights.

We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial-scale product or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock. Our net loss was $42.8 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $77.0 million. Our lead product candidate, EDG-5506, recently completed a Phase 1 clinical trial. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Our business depends entirely on the successful discovery, development, regulatory approval and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve several objectives, including:

•	successful and timely completion of preclinical and clinical development of EDG-5506, EDG-5440 and our EDG-002 research program, and our other future product candidates and programs;
•

establishing and maintaining relationships with CROs and clinical sites for the clinical development of EDG-5506, product candidates such as EDG-5440 and product candidates from our EDG-002 program and any other future product candidates and programs;

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

•	successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
•	a continued acceptable safety profile following any marketing approval of our product candidates;
•	commercial acceptance of our product candidates by patients, the medical community and third-party payors;

•	timely receipt of reimbursement from applicable authorities for any product candidates for which we successfully receive regulatory approval;
•	satisfying any required post-marketing approval commitments to applicable regulatory authorities;
•	identifying, assessing and developing new product candidates;
•	obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protecting our rights in our intellectual property portfolio;
•	defending against third-party infringement claims, if any;
•	entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•	obtaining coverage and adequate reimbursement by third-party payors for our products and patients’ willingness to pay in the absence of such coverage and adequate reimbursement;
•	obtaining additional funding to develop and potentially manufacture and commercialize our product candidates;
•	addressing any competing therapies and technological and market developments;
•	managing costs, including any unforeseen costs, that we may incur as a result of nonclinical study or clinical trial delays due to COVID-19 or other causes; and
•	attracting, hiring and retaining qualified personnel including clinical, scientific, management and administrative personnel.

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

As of December 31, 2021, we had $280.8 million in cash, cash equivalents and marketable securities. We expect our current cash and cash equivalents, will be sufficient to fund our current operating plan for at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

In March 2020, the World Health Organization declared the coronavirus disease (COVID-19) outbreak a global pandemic. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted productivity, have resulted in increased operational expenses, certain adjustments to the operations of our clinical trial, delays in the enrollment of new patients at our clinical trial site, and delays in certain supply chain activities and collecting and analyzing data from patients in our clinical trial. We may experience disruptions as a result of COVID-19 that could severely impact our business and clinical trials, including:

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

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, our Phase 1 clinical trial of EDG-5506 was originally scheduled to begin in August 2020 at a trial unit in Nebraska. Just prior to this planned start, the CRO that operates that trial unit informed us that COVID-19 related issues would delay trial initiation for at least four months, which required us to locate, contract with, and prepare for trial initiation at a new trial site in San Antonio, Texas operated by a different CRO. In 2020, we switched from an international third-party manufacturer to a third-party manufacturer based in the United States to minimize manufacturing supply chain disruptions as a result of COVID-19. Changing our third-party manufacturer could result in delays in our manufacturing supply chain which could delay or otherwise impact our development of EDG-5506 and result in increased costs related to EDG-5506. Additionally, certain preclinical studies for our discovery research programs are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. We could also experience delays if our suppliers are delayed in delivering raw materials to our third-party manufacturers. It is likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our clinical trials. For example, we experienced delays in enrolling patients for our Phase 1 clinical trial for EDG-5506. In addition, our clinical trial sites could experience delays in collecting, receiving and analyzing data from patients enrolled in our clinical trial for EDG-5506 due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trial and other related business activities.

As we continue to actively advance our clinical programs and discovery and research programs, we are assessing the impact of the COVID-19 pandemic on each of our programs, expected timelines and costs on an ongoing basis. In light of ongoing developments relating to the COVID-19 pandemic, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the FDA’s industry guidance for conducting clinical trials during the COVID-19 pandemic issued in March 2020, as updated subsequently, as well as other guidance on biopharmaceutical manufacturing and inspections during the pandemic, among others, we and our CROs may be required to implement new clinical trial procedures and policies or make certain adjustments to our clinical trial. We and our CROs have made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on June 19, 2020 on good manufacturing practice considerations for responding to COVID-19 infection in employees in biopharmaceutical products manufacturing and generally, and may need to make further adjustments in the future. Other COVID-related guidance recently released by FDA that apply to us and our third-party manufacturers include guidance addressing cGMP considerations for responding to COVID-19 infections in employees and statistical considerations for clinical trials during the COVID-19 public health emergency. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trial and seeking to add new clinical trial sites, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trial, may need to suspend our clinical trial, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act) as amended by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Act. As of December 31, 2021, we had available NOL carry forwards of approximately $69.4 million, of which $68.2 million do not expire.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidate, EDG-5506, which recently completed a Phase 1 clinical trial. If we are unable to complete further development of, obtain approval for and commercialize EDG-5506 for one or more indications in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize EDG-5506, our lead product candidate. We are investing the majority of our efforts and financial resources in the research and development of EDG-5506. In October 2020, we initiated a Phase 1 clinical trial to evaluate the safety and tolerability of EDG-5506 in HVs. This was our first clinical trial, and EDG-5506 had not previously been tested in humans. In addition, we are pursuing EDG-5506 in BMD for which there are no animal models of the human disease and therefore the animal models may not be predictive for human disease outcomes. We announced in October 2021 positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial. In addition, we announced in January 2022 positive topline results from the BMD, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and PD of EDG-5506.

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

The success of EDG-5506 will depend on several factors, including the following:

•	the successful and timely completion of our ongoing nonclinical studies and clinical trial of EDG-5506;
•	addressing any delays, necessary adjustments and additional costs in nonclinical study and clinical trials resulting from factors related to the COVID-19 pandemic;
•	the initiation and successful patient enrollment and completion of additional clinical trials of EDG-5506 on a timely basis;
•	maintaining and establishing relationships with CROs and clinical sites for the clinical development of EDG-5506;
•	the frequency and severity of adverse events in clinical trials;
•	demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;
•	the timely receipt of marketing approvals for EDG-5506 from applicable regulatory authorities;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•

the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of EDG-5506;

•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protecting our rights in our intellectual property portfolio;
•	our ability to expand EDG-5506 into multiple indications;
•	the successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	the actual market-size, ability to identify patients and the demographics of patients eligible for our product candidates, which may be different than expected;
•	commercial acceptance by patients, the medical community and third-party payors, particularly since the product candidates we develop may be novel; and
•	our ability to compete or combine with other therapies.

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

In addition to EDG-5506, our prospects depend in part upon developing and commercializing product candidates from our EDG-5440 and EDG-002 programs and discovering, developing and commercializing product candidates in future programs, which may fail or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for and commercialize product candidates from our research programs, including EDG-5440 and EDG-002, in addition to our lead product candidate, EDG-5506. However, research and development related to novel therapeutics is inherently risky. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

Although we announced in October 2021 positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial and we announced in January 2022 positive topline results from the BMD, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and PD of EDG-5506, our lead product candidate’s risk of failure is high. It is impossible to predict when or if EDG-5506 or any other product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate with substantial evidence the safety and efficacy of such product candidates.

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

Patients in our ongoing and planned clinical trials may in the future suffer other adverse events or other side effects not observed in our preclinical studies or previous clinical trials. For example, in the single ascending dose trial for EDG-5506, dose limiting somnolence was observed at the 135 mg level. In addition, in the multiple ascending dose trial for EDG-5506, the most common adverse events were dizziness and somnolence, all of which were mild and transient and in the Phase 1b clinical trial, the most common adverse event was dizziness, which was mild and transient. EDG-5506 or other product candidates may be used in pediatric populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if EDG-5506 is studied in combination with other therapies, it may exacerbate adverse events associated with the therapy. Patients treated with EDG-5506 or our other product candidates may also be undergoing other therapies which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our EDG-5506 clinical trial will die or experience major clinical events either during the course of our clinical trials or after participating in such trials.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. Although we announced in October 2021 positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial and we announced in January 2022 positive topline results from the BMD, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and PD of EDG-5506, we do not know whether EDG-5506 will perform in current or future clinical trials as EDG-5506 has performed in preclinical studies or earlier clinical trials, nor do we know whether any product candidate in our EDG-5440 and EDG-002 programs will perform in current or future preclinical studies or future clinical trials as it has in prior preclinical studies. Product candidates in clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

Currently, we are conducting our open-label ARCH study of EDG-5506 at a single clinical trial site. Our planned Phase 2 trials will be conducted at multiple sites. We may experience delays if our clinical trial sites limits their onsite staff or temporarily closes as a result of the COVID-19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from our EDG-5506 clinical trial and our regulatory submissions.

We will be initiating an industry-sponsored, global, prospective registry investigating the natural history of adults with BMD aged 18 years and older. However, we may not be successful in achieving our goal of establishing natural history reference data points and identifying future eligibility for recruitment into our planned registrational trial in BMD.

We are developing product candidates for rare muscle disorders with limited patient pools from which to draw for clinical trials. Such trials may be difficult to enroll and the lack of data on these patients may negatively impact the approvability of EDG-5506. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for our planned clinical trials and monitoring such subjects adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing subjects may prove costly. Further, the treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies to try alternative therapies.

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

We are currently focusing the majority of our resources and efforts on developing EDG-5506. As a result, because we have limited resources, we may forgo or delay the pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential including product candidates from our EDG-002 program. In addition, while we currently have multiple compounds in our programs, we are focusing our efforts on select product candidates from each of these programs to develop as lead product candidates in each program. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for EDG-5506, EDG-5440 and our EDG-002 program may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for EDG-5506 or the product candidates we are currently researching, such as EDG-5440 or those from our EDG-002 program, we may relinquish valuable rights to our product candidates or programs through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

We expect to face competition from existing products and products in development for each of our programs. Currently, approximately 70% of patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. and prednisone is also FDA-approved and is marketed by multiple companies. In March 2021, ReveraGen Biopharma in collaboration with Santhera Pharmaceuticals, released data from a Phase 2b clinical trial with vamorolone, a steroid therapy, supporting its use as a potential therapy for DMD. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms include Sarepta Therapeutics with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, PTC Therapeutics with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc., which is in preclinical development with an antibody oligonucleotide conjugate that targets dystrophin production, Dyne Therapeutics which announced submission of an IND application to initiate a clinical trial with their proprietary antigen-binding oligonucleotide linker technology targeting patients with mutations amenable to skipping Exon 51 and Entrada Therapeutics, Inc. which is in preclinical development with oligonucleotides that are designed to promote the skipping of exon mutations associated with DMD. In addition, several companies are developing gene therapies to treat DMD, including Genethon Company (GNT-0004), Pfizer Inc. (PF-06939926), Sarepta Therapeutics (SRP-9001 and Galgt2 gene therapy program), and Solid Biosciences Inc. (SGT-001). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD. Moreover, Epirium Bio is developing a synthetic compound that targets cellular energetics and muscle regeneration as a potential therapeutic for BMD.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the data from our planned Phase 2 clinical trials of EDG-5506. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we may introduce an alternative formulation of EDG-5506 of our upcoming Phase 2 clinical trials. We will also explore alternate formulations for use with pediatric patients, particularly DMD patients, who may have difficulty taking adult formulations. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA or EMA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. Complying with new requirements and changes in other foreign regulations that apply to clinical trials and drug development activities can delay our clinical trials and regulatory approval time lines in the EU and other foreign jurisdictions. For example, the Clinical Trials Regulation EU No. 536/2014 entered into application on January 31, 2022 and is intended to simplify the current rules for clinical trial authorization and standards of performance in EU. Complying with such new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

Additionally, the collection and use of health data and other personal data is governed in the EU by the General Data Protection Regulation (GDPR), which extends the geographical scope of EU data protection law to entities and operations outside of the EU under certain conditions and imposes substantial obligations upon companies and new rights for individuals, and by certain EU Member State-level legislation. Failure to comply with the GDPR may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional measures in an effort to comply with the GDPR and with other laws and regulations in the EU, including those of EU Member States, relating to privacy and data protection. This may be onerous and if our efforts to comply with the GDPR or other applicable EU laws and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business in the EU. Further, the European Court of Justice (ECJ) invalidated the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the EU to the U.S. for companies that had self-certified to the Privacy Shield in July 2020. The ECJ decision also raised questions about the continued validity of one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses (SCCs), and EU regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the SCCs. EU regulators released new standard contractual clauses in June 2021 that are required to be implemented over time. To the extent that we were to rely on the EU-U.S. or Swiss-U.S. Privacy Shield programs, we will not be able to do so in the future, and the ECJ’s decision and other regulatory guidance or developments otherwise may impose additional obligations with respect to the transfer of personal data from the EU and Switzerland to the U.S., and we may be required to engage in additional contractual negotiations relating to the new SCCs or otherwise, each of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EU and Switzerland to the U.S.

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

In the United States, a broad variety of data protection laws and regulations may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, it is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new legislation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA), a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, the CPRA, and legislation proposed in other states. Similarly, in June 2021, Colorado enacted the Colorado Privacy Act (CPA), which takes effect on July 1, 2023.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA Good Manufacturing Practices. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or disruption occurs, it could significantly impact the ability of the FDA and other regulatory authorities to timely review and process our regulatory submissions and provide feedback on our clinical development plans, which could have a material adverse effect on our business and our anticipated timelines. Further, future government shutdowns or disruptions to normal operations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

•

the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value made to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as nurse practitioners and physician assistants, among others), and teaching hospitals as well as information regarding ownership and investment interests held by physicians; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales and medical representatives; state laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

As of December 31, 2021, we had 31 full-time employees. Of these employees, 22 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

The price of our stock has been and may continue to be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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
•

competition from existing and potential future products that compete with EDG-5506, our EDG-5440 and EDG-002 research programs and any of our other product candidates or programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

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

As of December 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 67.5 % of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Moreover, certain holders of an aggregate of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares, under the Securities Act of 1933, as amended (Securities Act), would result in the shares becoming freely tradable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We incur significantly increased costs and devote substantial management time as a result of operating as a public company. Additionally, if we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Stock Market LLC (Nasdaq). Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and makes some activities more time-consuming and costly, which has increased our operating expenses. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we have been required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are based within the BioFrontiers Institute, a pioneering interdisciplinary hub within the University of Colorado, Boulder. We have leased approximately 2,700 square feet of space under a lease that expires in August 2022. Our facilities take maximal advantage of our location designed to house both academic and industrial research enabling us to build a state-of-the-art muscle research facility. In January 2022, the Company entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado. The new lease commences on or around September 1, 2022 and includes escalating rent payments and a seven-year term. The future minimum lease payments are disclosed in Note 10 to our financial statements appearing in our Annual Report. We believe our facilities are adequate and suitable for our current needs and, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Our Common Stock

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “EWTX.” since March 26, 2021. Prior to that date, there was no public trading market for our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements and contractual restrictions of then-existing debt instruments, and other factors that our board of directors deems relevant.

Holders of Record

As of December 31, 2021, there were approximately 46 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

On March 25, 2021, our registration statement on Form S-1 was declared effective by the SEC for our initial public offering of common stock. We began trading on the Nasdaq Global Select Market on March 26, 2021 and the IPO formally closed on March 30, 2021. In connection with our IPO, we issued and sold an aggregate of 12,650,000 shares of our common stock at a price of $16.00 per share, including 1,650,000 shares of our common stock issued and sold in connection with the full exercise by the underwriters of their option to purchase additional shares of common stock. The gross proceeds from the offering for shares sold in our IPO was $202.4 million. The joint book-running managers for the initial public offering were J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and SVB Leerink LLC. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $16.3 million, the net proceeds from the offering were approximately $186.1 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 26, 2021 pursuant to Rule 424(b)(4). We invested the funds received in marketable securities as described in more detail in Note 2 to our financial statements appearing in this Annual Report until such time the funds are required for use in operations.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Edgewise Therapeutics, Inc. should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk Factors” to gain an understanding of the factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for severe, rare muscle disorders for which there is significant unmet medical need. Guided by our holistic drug discovery approach to targeting the muscle as an organ, we have combined our foundational expertise in muscle biology and small molecule engineering to build our proprietary, muscle focused drug discovery platform. Our platform utilizes custom-built high throughput and translatable systems that measure integrated muscle function in whole organ extracts to identify small molecule precision medicines regulating key proteins in muscle tissue, initially focused on addressing rare neuromuscular and cardiac diseases. Our lead candidate, EDG-5506, is an orally administered allosteric, selective, fast myofiber (type II) myosin small molecule inhibitor designed to address the root cause of dystrophinopathies including Duchenne muscular dystrophy (DMD) and Becker muscular dystrophy (BMD), and recently completed a Phase 1 clinical trial. We have developed and characterized a library of selective fast skeletal myosin inhibitors exhibiting a broad range of pharmacological and pharmacokinetic (PK) properties. We also intend to advance two other muscle-focused precision medicines into clinical development. Our second program, EDG-5440, is a next generation myosin ATPase modulator designed to target skeletal muscle in a specific set of rare neuromuscular diseases. Our third program, EDG-002, focuses on identification of novel mechanism cardiac modulators. We are initially pursuing a new target for inherited hypertrophic cardiomyopathy (HCM) in addition to exploring the potential of this novel mechanism across other cardiac disorders. We believe our programs also offer substantial opportunities for us to expand into related rare diseases for which there are limited or no approved treatments.

In October 2021, we announced positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial. In addition, in January 2022, we announced positive topline results from the BMD, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and PD of EDG-5506. We are currently enrolling a follow-on open-label, single-center study that will assess the safety and PK of EDG-5506 over one year in adults with BMD. We anticipate initiation of Phase 2 trials in individuals with BMD in the first half of 2022 and DMD in the second half of 2022.

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

We have incurred significant losses since the commencement of our operations. Our net losses were $42.8 million and $17.1 million for the years ended December 31, 2021 and 2020, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of December 31, 2021, we had an accumulated deficit of $77.0 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and an initial public offering (IPO) of our common stock. From inception through December 31, 2021, these private placements have provided gross proceeds of $160.7 million and the IPO generated net proceeds of $186.1 million after deducting underwriting discounts and commissions and offering costs of $16.3 million. We believe that our existing cash and cash equivalents and marketable securities of $280.8 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the continued research and development of our programs.

Interest income

Interest income primarily consists of interest income generated from our cash, cash equivalents and marketable securities.

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$32,189	$14,983	$17,206
General and administrative	11,026	2,209	8,817
Total operating expenses	43,215	17,192	26,023
Loss from operations
Interest income	402	69	333
Net loss	$42,813	$17,123	$25,690

Research and development expenses

The following table summarizes our research and development expenses:

	Year ended December 31,
	2021	2020	Change

	(in thousands)
External research and development expenses:
EDG-5506 clinical program	$13,870	$7,810	$6,060
Discovery and preclinical	7,664	2,869	4,795
Internal costs, including personnel related	10,655	4,304	6,351
Total research and development expenses	$32,189	$14,983	$17,206

Research and development expenses were $32.2 million for the year ended December 31, 2021 compared to $15.0 million for the year ended December 31, 2020. The increase of $17.2 million was primarily driven by $6.1 million of higher external research and development expenses related to our Phase 1 clinical trial of EDG-5506, an increase of $4.8 million related to increased costs in outsourced chemistry, drug metabolism and efficacy studies for drug discovery and preclinical development of our other programs and an increase of $6.4 million in internal costs, including personnel related. Internal costs increased by $6.1 million in personnel-related costs, due largely to an increased employee headcount and stock-based compensation to support the growth of our research and development programs and $0.3 million in lab supply costs and depreciation expense.

General and administrative expenses

General and administrative expenses were $11.0 million for the year ended December 31, 2021 compared to $2.2 million for the year ended December 31, 2020. The increase of $8.8 million was primarily related to the cost of operating as a public company, including $3.9 million in increased personnel-related costs from increased headcount and stock-based compensation, $2.2 million in increased directors and officers insurance and $2.7 million in increased professional and consulting costs and other administrative costs.

Interest income

Interest income was $0.4 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. The increase of $0.3 million was the result of higher cash and marketable securities balances from the proceeds of our IPO in 2021 as compared to our cash balances in 2020, resulting in higher interest income earned.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of convertible preferred stock and the initial public offering of our common stock. Through December 31, 2021, we had received gross proceeds of $160.7 million from the sale of convertible preferred stock and $186.1 million in net proceeds from the initial public offering of our common stock after deducting underwriting discounts, commissions and offering costs of $16.3 million. As of December 31, 2021, we had cash, cash equivalents and marketable securities in the amount of $280.8 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year ended December 31,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(33,507)	$(14,634)
Net cash used in investing activities	(242,227)	(24,381)
Net cash provided by financing activities	186,384	120,278
Net (decrease) increase in cash and cash equivalents	$(89,350)	$81,263

Operating activities

Cash used in operating activities in the year ended December 31, 2021 was primarily driven by our net loss for the period of $42.8 million, and was also impacted by changes in operating assets and liabilities which decreased net working capital by $4.6 million. Cash used in operating activities was reduced by non-cash charges of $4.7 million relating to stock-based compensation expense of $4.4 million and depreciation of $0.3 million.

Cash used in operating activities in the year ended December 31, 2020 was primarily driven by our net loss for the period of $17.1 million, and was also impacted by changes in operating assets and liabilities which decreased net working capital by $2.0 million. Cash used in operating activities was also impacted by non-cash charges of $0.5 million relating to stock-based compensation expense of $0.3 million and depreciation expense of $0.2 million.

Investing activities

Cash used in investing activities during the year ended December 31, 2021 amounted to $242.2 million which was due to $288.2 million in purchases of marketable securities and $0.7 million for purchases of equipment, which was partially offset by $43.2 million in maturities of marketable securities and $3.4 million of sales of marketable securities.

Cash used in investing activities during the year ended December 31, 2020 amounted to $24.4 million which was due to $24.2 million in purchases of marketable securities and $0.2 million for purchases of equipment.

Financing activities

Net cash provided by financing activities during the year ended December 31, 2021 was $186.4 million, primarily consisting of cash proceeds from the initial public offering of the Company’s common stock. In addition, we generated cash proceeds of $0.4 million from the issuance of common stock upon the exercise of stock options and the employee stock purchase plan and paid $0.1 million in preferred stock issuance costs.

Net cash provided by financing activities during the year ended December 31, 2020 was $120.3 million, primarily consisting of cash proceeds of $120.1 million generated from our sale of shares of Series B-2 and Series C convertible preferred stock. In addition, we generated cash proceeds of $0.2 million from the issuance of common stock upon the exercise of stock options.

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

We do not currently have material any long-term capital requirements other than what will be required to fund operations for the foreseeable future and the amounts disclosed on the contractual obligations and commitments section below. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Operating and Capital Expenditure Requirements and Contractual Obligations

We expect that our existing cash and cash equivalents and marketable securities, will be sufficient to enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

Our short-term material cash requirements as of December 31, 2021 are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We have entered into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

In addition, we have exclusively licensed intellectual property from The Ohio State Innovation Foundation (OSIF) pursuant to a license agreement effective November 20, 2020. Under the license agreement, we are obligated to make payments to OSIF aggregating up to $1.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified development and regulatory approval milestones and approximately $2.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified sales milestones. We are also obligated to pay low single-digit royalties to OSIF based on net sales by us and our affiliates and sublicensees of each product covered by the OSIF licensed patent rights. In addition, in the event we sublicense the OSIF licensed patent rights, we are obligated to pay OSIF a specified portion of income we receive from sublicensing.

Our long-term cash requirements as of December 31, 2021 include our lease obligations. In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado. The new lease commences on or around September 1, 2022 and includes escalating rent payments and an 84-month term. The lease agreement includes a tenant improvement allowance for $1.0 million of construction costs to be paid for by the landlord and up to an additional $2.0 million of tenant improvement allowance for which the Company will repay the landlord on an amortized straight-line basis over the initial term of the lease, commencing on the commencement date and continuing for the duration of the initial term at 6% interest. The total annual minimum lease payments will be less than $0.5 million per year with a total of approximately $3.3 million committed under the lease agreement.

Critical Accounting Estimates

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

The economic uncertainty in the current environment caused by the COVID-19 pandemic could limit our ability to accurately make and evaluate our estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the notes to our financial statements appearing elsewhere in this Annual Report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Research and development expenses and accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, based on a pre-determined schedule or when contractual milestones are met, but some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of clinical trial accruals accordingly on a prospective basis. Examples of estimated accrued research and development expenses include fees paid to:

• vendors in connection with preclinical development activities;

• CROs and investigative sites in connection with preclinical studies and clinical trials; and

• CDMOs in connection with the production of preclinical and clinical trial materials.

We base our expenses related to external research and development services on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs and CDMOs that supply, conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly.

Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-based compensation

We measure stock-based awards granted to employees, directors and non-employee consultants based on their fair value on the date of grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. We issue stock options with only service-based vesting conditions and record the expense for these awards using the straight-line method.

We estimate the fair value of each stock option grant at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs based on certain subjective assumptions.

Changes to these assumptions can materially affect the fair value of stock options and ultimately the amount of stock-based compensation expense recognized in our financial statements. These assumptions include:

Expected Term — We have opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, which is generally 10 years.

Expected Volatility — Due to our limited operating history and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on an analysis of the volatility used by a peer group of publicly traded companies. In evaluating similarity, we consider factors such as industry, stage of life cycle and size.

Risk-Free Interest Rate — The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of our stock options.

Expected Dividend — To date, we have not issued any dividends and do not expect to issue dividends over the life of the options and therefore have estimated the dividend yield to be zero.

We determine the fair market value of our common stock using the closing price of our common stock as reported on the Nasdaq Global Select Market.

Stock-based compensation expense was $4.4 million for the year ended December 31, 2021. As of December 31, 2021, there was $25.2 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted-average period of approximately 3.4 years.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing in our Annual Report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $280.8 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities and the low-risk profile of our investments, an immediate one percentage point relative change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of December 31, 2021, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

There was no material foreign currency risk for the year ended December 31, 2021.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

EDGEWISE THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Edgewise Therapeutics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Edgewise Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Denver, Colorado

February 24, 2022

EDGEWISE THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except for share and per-share amounts)

	As of	As of
	December 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$15,566	$104,916
Marketable securities, available for sale	265,223	24,178
Prepaid expenses and other assets	2,984	551
Total current assets	283,773	129,645

Property and equipment	1,614	946
Less: accumulated depreciation	(702)	(430)
Total property and equipment	912	516
Other non-current assets	548	975

Total assets	$285,233	$131,136

Liabilities, convertible preferred stock, and stockholders' equity (deficit)

Current liabilities
Accounts payable	$3,843	$1,580
Accrued compensation	2,797	1,175
Accrued other expenses	3,881	1,587
Total current liabilities	10,521	4,342
Other long term liabilities	329	—

Total liabilities	10,850	4,342

Commitments and contingencies (see note 5)

Convertible preferred stock
Series A preferred stock, $.0001 par value, no shares and 15,500,000 shares authorized, no shares and 8,187,100 shares issued and outstanding with an aggregate liquidation preference of $0 and $15,500 as of December 31, 2021 and December 31, 2020, respectively	—	15,484
Series B-1 preferred stock, $.0001 par value, no shares and 14,934,484 shares authorized, no shares and 7,888,392 issued and outstanding with an aggregate liquidation preference of $0 and $25,075 as of December 31, 2021 and December 31, 2020, respectively	—	24,778
Series B-2 preferred stock, $.0001 par value, no shares and 12,358,305 shares authorized, no shares and 6,527,654 shares issued and outstanding with an aggregate liquidation preference of $0 and $25,075 as of December 31, 2021 and December 31, 2020, respectively	—	25,056
Series C preferred stock, $.0001 par value, no shares and 24,525,629 shares authorized, no shares and 12,954,423 shares issued and outstanding with aggregate liquidation preference of $0 and $95,000 as of December 31, 2021 and December 31, 2020, respectively	—	94,896
Total convertible preferred stock	—	160,214

Stockholders' equity (deficit)
Preferred stock, $.0001 par value per share; 200,000,000 shares and no shares authorized as of December 31, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares and 88,000,000 shares authorized, 49,500,308 shares and 1,009,479 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	5	—
Additional paid-in capital	351,852	727
Accumulated other comprehensive loss	(514)	—
Accumulated deficit	(76,960)	(34,147)
Total stockholders' equity (deficit)	274,383	(33,420)

Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$285,233	$131,136

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for share and per-share amounts)

	Year ended December 31,
	2021	2020

Operating expenses
Research and development	$32,189	$14,983
General and administrative	11,026	2,209
Total operating expenses	43,215	17,192

Loss from operations	(43,215)	(17,192)

Other income
Interest income	402	69
Total other income	402	69

Net loss	(42,813)	(17,123)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	(514)	—
Total comprehensive loss	$(43,327)	$(17,123)

Net loss per share, basic and diluted	$(1.14)	$(23.17)
Weighted-average shares outstanding, basic and diluted	37,526,332	739,004

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series A		Series B-1		Series B-2		Series C						Accumulated
	Convertible		Convertible		Convertible		Convertible		Convertible				Other
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Paid-In Capital	Loss	Deficit	Total
Balance as of December 31, 2019	8,187,100	$15,484	7,888,392	$24,778	—	$—	—	$—	$40,262	419,004	$—	$171	$—	$(17,024)	$(16,853)
Issuance of Series B-2 preferred stock, net of offering costs of $19	—	—	—	—	6,527,654	25,056	—	—	25,056	—	—	—	—	—	—
Issuance of Series C preferred stock, net of offering costs of $105	—	—	—	—	—	—	12,954,423	94,896	94,896	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	590,475	—	202	—	—	202
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	354	—	—	354
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,123)	(17,123)
Balance as of December 31, 2020	8,187,100	$15,484	7,888,392	$24,778	6,527,654	$25,056	12,954,423	$94,896	160,214	1,009,479	—	727	—	(34,147)	(33,420)
Convertible preferred stock converted into shares of common stock	(8,187,100)	(15,484)	(7,888,392)	(24,778)	(6,527,654)	(25,056)	(12,954,423)	(94,896)	(160,214)	35,557,569	4	160,210	—	—	160,214
Initial public offering of common stock, net of $16.3 million in issuance costs										12,650,000	1	186,147	—		186,148
Exercise of stock options	—	—	—	—	—	—	—	—	—	265,040	—	116	—	—	116
Purchase of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—	18,220	—	248	—	—	248
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	4,404	—	—	4,404
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	(514)	—	(514)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(42,813)	(42,813)
Balance as of December 31, 2021	—	$—	—	$—	—	$—	—	$—	$—	49,500,308	$5	$351,852	$(514)	$(76,960)	$274,383

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(42,813)	$(17,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	272	185
Stock-based compensation	4,404	354
Changes in assets and liabilities:
Prepaid expenses, other assets and other long-term liabilities	(2,392)	(417)
Accounts payable	2,654	521
Accrued compensation	1,622	842
Accrued other expenses	2,746	1,004
Net cash used in operating activities	(33,507)	(14,634)

Cash flows from investing activities
Purchases of marketable securities	(288,203)	(24,178)
Sales of marketable securities	3,444	—
Maturities of marketable securities	43,200	—
Purchases of property and equipment	(668)	(203)
Net cash used in investing activities	(242,227)	(24,381)

Cash flows from financing activities

Proceeds from initial public offering of common stock, net of underwriting discounts and commissions and offering costs	186,148	—
Proceeds from issuance of Series B-2 convertible preferred stock	—	25,075
Proceeds from issuance of Series C convertible preferred stock	—	95,001
Payment of preferred stock issuance costs	(124)	—
Exercise of stock options	112	202
Proceeds from Employee Stock Purchase Plan	248	—
Net cash provided by financing activities	186,384	120,278

Net change in cash and cash equivalents	(89,350)	81,263
Cash and cash equivalents at beginning of period	104,916	23,653
Cash and cash equivalents at end of period	$15,566	$104,916
Supplemental disclosures of non-cash financing activities:
Conversion of convertible preferred stock upon closing of initial public offering	$160,214	$—
Deferred offering costs included in accounts payable and accrued other expenses	$—	$719
Preferred stock issuance costs included in accrued other expenses	$—	$124

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Liquidity and Capital Resources

The Company has an accumulated deficit of $77.0 million and, cash, cash equivalents and marketable securities of $280.8 million as of December 31, 2021. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. The Company’s ability to secure capital is dependent upon success in developing its technology and product candidates. The Company cannot provide assurance that additional capital will be available on acceptable terms, if at all. The issuance of additional equity or debt securities will likely result in substantial dilution to the Company’s stockholders. Should additional capital not be available to the Company in the near term, or not be available on acceptable terms, the Company may be unable to realize value from the Company’s assets or discharge liabilities in the normal course of business, which may, among other alternatives, cause the Company to delay, substantially reduce, or discontinue operational activities to conserve cash balances, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $280.8 million of cash, cash equivalents and marketable securities on hand as of December 31, 2021 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of December 31, 2021 primarily consist of money market accounts and cash equivalents and as of December 31, 2020 primarily consist of money market accounts and commercial paper.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of December 31, 2021 and December 31, 2020 were $0 and $0.7 million, respectively. Such costs are classified in other non-current assets in the accompanying balance sheets.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the related asset, which is generally three to five years, and in the case of leasehold improvements, the shorter of the estimated useful lives of the assets or the term of the lease. Depreciation expense was $0.3 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value. There were no impairment charges or long-lived assets disposed of during the years ended December 31, 2021 and 2020, respectively.

Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases.

Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if such deferred tax assets are deemed more likely than not that some or all of the deferred tax assets will not be realized. Historically, the Company has not recognized these potential benefits in its financial statements and has fully reserved for such net deferred tax assets, as it believes it is more likely than not that the full benefit of these net deferred tax assets will not be realized before expiration. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years. The Company evaluated its tax positions and determined it has no uncertain tax positions as of December 31, 2021.

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

Marketable Securities, Available For Sale

All marketable securities have been classified as “available-for-sale” and are carried at fair value, based upon quoted market prices. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, the Company classifies its investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income and reported as a separate component of stockholders’ equity (deficit) until realized. Interest income, realized gains and losses, and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with the Company’s investment policy, management invests in money market funds, corporate bonds, commercial paper, asset-backed securities and government securities. The Company has not experienced any losses on its deposits of cash, cash equivalents, and marketable securities since inception.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of December 31, 2021
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$15,466	$—	$—	$15,466
Marketable securities, available for sale:
Asset-backed securities	Level 2	36,681	—	(42)	36,639
Corporate debt securities	Level 2	88,084	—	(160)	87,924
Commercial paper	Level 2	58,970	—	—	58,970
U.S. government treasury and agency securities	Level 2	59,596	—	(222)	59,374
Supranational and sovereign government securities	Level 2	22,406	—	(90)	22,316
Total financial assets		$281,203	$—	$(514)	$280,689

	As of December 31, 2020
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$94,020	$—	$—	$94,020
Commercial paper	Level 2	10,796	—	—	10,796
Marketable securities, available for sale:
Asset-backed securities	Level 2	7,246	—	—	7,246
Corporate debt securities	Level 2	13,937	—	—	13,937
Commercial paper	Level 2	2,995	—	—	2,995
Total financial assets		$128,994	$—	$—	$128,994

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, U.S. government treasury and agency securities, and supranational and sovereign government securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the years ended December 31, 2021 and 2020, there were no transfers of financial assets between Level 1 and Level 2. As of December 31, 2021, the remaining contractual maturities of $184.8 million of marketable securities were less than one year and $80.9 million were one to three years.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at December 31, 2021 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

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

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842). The new guidance maintains two classifications of leases: finance leases, which replace capital leases, and operating leases. Lessees will need to recognize a right-of-use asset and a lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. The initial liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for direct costs. The accounting standard will be effective for the Company beginning January 1, 2022. The Company estimates that there will be no material effect on the financial statements upon adoption.

NOTE 3  CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of December 31, 2021 the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

Common stockholders are entitled to dividends if and when declared by the Board of Directors of the Company and after any convertible preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote.

The Company had no convertible preferred stock outstanding as of December 31, 2021. The Company’s convertible preferred stock was classified in the December 31, 2020 balance sheet as temporary equity in the accompanying balance sheets given that the number of members on the Company’s Board of Directors and the voting interests held by convertible preferred stockholders which could cause certain events to occur that were outside of the Company’s control whereby the Company could be obligated to redeem the convertible preferred stock. The Company did not adjust the carrying values of the convertible preferred stock to the respective liquidation preferences of such shares as the instruments were not redeemable, and the Company believed it was not probable that the instruments would have become redeemable as of the December 31, 2020 balance sheet date.

As of December 31, 2020, the rights and preferences of the convertible preferred stock were as follows:

Dividends

Each holder of convertible preferred stock is entitled to non-cumulative dividends at an annual rate of 8.0% of the original issue price of such series of convertible preferred stock. Such dividends are payable only when, and if declared by the Company’s Board of Directors. As of December 31, 2020, the Company’s Board of Directors has not declared any dividends.

Liquidation preference

In the event of a liquidation event, the holders of shares of convertible preferred stock then outstanding would be entitled to be paid out of the proceeds of such liquidation event prior to the holders of common stock. The entitled amount per share would be equal to the sum of the applicable original issue price for such share of convertible preferred stock, plus any declared but unpaid dividends on each such share of convertible preferred stock. If upon such liquidation event, the assets of the Company legally available for distribution to the holders of convertible preferred stock are insufficient to permit the payment to such holders of the full amounts specified, then the entire assets of the Company legally available for distribution whould be distributed with equal priority and pro rata among the holders of convertible preferred stock in proportion to the full amounts they would otherwise be entitled to receive pursuant to the Company’s certificate of incorporation.

The convertible preferred stock was subject to automatic redemption in the consolidation or merger of the Company or sale of all or substantially all of the Company’s assets in which the stockholders of the Company immediately prior to the transaction hold less than 50% of the outstanding securities of the surviving entity. Proceeds available for distribution from such transaction would be distributed consistent with a liquidation event.

In the event of any liquidation event, the holders of shares of Series C convertible preferred stock then outstanding would be entitled to be paid on a pro rata basis out of the proceeds of such liquidation event before payment would be made to the holders of Series A or Series B convertible preferred stock. After the payment in full of all amounts due to the holders of Series C convertible preferred stock, the holders of shares of Series A and Series B convertible preferred stock then outstanding would be entitled to be paid on a pari passu basis out of the remaining proceeds before any payment shall be made to the holders of the Company’s common stock. Upon completion of distribution of the Series A, Series B and Series C convertible preferred stock liquidation preference, all of the remaining proceeds of such liquidation event would be distributed pro rata among the holders of common stock and the holders of Series A and Series B convertible preferred stock on an as-converted to common stock basis at the then effective applicable conversion rate for such series of convertible preferred stock.

Conversion

The Company’s convertible preferred stock had conversion rights which entitled the holders to convert their preferred shares into common stock. The conversion rate would be determined by dividing the original issue price of the series of convertible preferred stock by the applicable conversion price at the time of conversion (which is initially the original issue price) for such series of convertible preferred stock. Each share of convertible preferred stock would automatically convert into common stock (i) upon the election of certain holders of Series A, Series B and Series C convertible preferred stock or (ii) upon the completion of a firm underwritten public offering of the Company’s common stock for which the public offering price per share was not less than $8.80 and pursuant to which the Company received gross proceeds of at least $70.0 million, prior to deductions for underwriting discounts, commissions and expenses.

Voting

The holder of each share of convertible preferred stock was entitled to one vote for each share of common stock into which it would convert.

Series B-1 Convertible Preferred Stock

On August 27, 2019, the Company sold an aggregate of 7,888,392 shares of Series B-1 convertible preferred stock at a price of $3.178 per share for aggregate gross proceeds of approximately $25.1 million to the Company.

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

NOTE 4  STOCK-BASED COMPENSATION AWARDS

Equity Incentive Plans

In March 2021, the Company’s Board of Directors adopted, and its stockholders approved, the Company’s 2021 Equity Incentive Plan (2021 Plan), which became effective in March 2021 in connection with the IPO. Upon adoption of the 2021 Plan, the Company restricted the grant of future equity awards under its 2017 Equity Incentive Plan, as amended and restated (the 2017 Plan).

The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any of its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to its employees, directors, and consultants and its subsidiary corporations’ employees and consultants. The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. A total of 5,040,00 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve will be increased by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (c) such other amount as the Company’s Board of Directors may determine.

As of December 31, 2021, there were 3,010,909 shares available for future issuance under the 2021 Plan.

Option activity for the year ended December 31, 2021 is as follows:

				Weighted
				Average
		Weighted		Remaining
		Average	Total Intrinsic	Contractual Life
	Options	Exercise Price	Value	(Years)
Outstanding as of December 31, 2020	6,020,752	$1.14
Granted	2,249,347	$17.42
Exercised	(265,040)	$0.44
Cancelled	(414,332)	$1.41
Outstanding as of December 31, 2021	7,590,727	$5.98	$76,599	8.8
Options exercisable as of December 31, 2021	2,140,103	$1.99	$28,583	8.3

The Company recognized $4.4 million and $0.3 million in stock-based compensation expense in connection with the equity incentive plan for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was unrecognized stock-based compensation cost of $25.2 million, which is expected to be recognized over a term of 3.4 years. The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $4.3 million and $58,000 respectively. For options granted during the years ended December 31, 2021 and 2020, the weighted-average grant date fair value was $11.30 and $0.89 per share, respectively. There were additional options issued outside of this plan as discussed under Founder Stock Options.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vest monthly over a four-year period that expires 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of December 31, 2021, 1,531,780 options were both outstanding and exercisable. There were no options exercised during the year ended December 31, 2021. Compensation expense with respect to these options was $17,000 and $35,000 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was no unrecognized stock-based compensation expense. As of December 31, 2021, the intrinsic value of options outstanding and exercisable was $23.1 million. The weighted-average remaining contractual life of stock options is 10.5 years as of December 31, 2021.

Fair Value Assumptions

The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the use of the following assumptions:

	Year ended December 31,
	2021	2020
Expected term (Years)	5.06 - 6.71	6 - 6.08
Expected volatility	75.0% - 76.4%	75.0%
Risk-free interest rate	0.60% - 1.36%	0.37% - 0.51%
Expected dividend rate	—	—
Fair value common stock	$1.93 - $28.87	$0.64 - $1.93

The expected term is based on the “simplified method” described in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin Topic 14 which is determined as the midpoint between the vesting date and the contractual end of the option grant. Stock price volatility was estimated based on the estimated stock price volatility of a peer group of publicly traded companies over a similar term. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield was zero as the Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. As of December 31, 2021, the Company has reserved for issuance 485,780 shares of common stock pursuant to the ESPP. Each offering period is approximately twelve months long. ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date.

Total stock-based compensation expense related to all equity plans was allocated as follows (in thousands):

	Year ended
	December 31,
	2021	2020
Research and development	$2,790	$228
General and administrative	1,614	126
Total stock-based compensation expense	$4,404	$354

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

Lease Agreements

The Company leases office and lab space under lease agreements. These leases expire in August 2022. Rent expense was $110,000 and $77,000 for the years ended December 31, 2021 and 2020, respectively. Future minimum rentals as of December 31, 2021 were $141,000, all of which is to be paid within the next 12 months. In January 2022, the Company entered into a lease agreement for additional office and laboratory space. Please refer to Note 10 for further information.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the year ended December 31, 2021 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2021.

NOTE 6  INCOME TAXES

Since inception, the Company has incurred net taxable losses, and accordingly, no current provision for income taxes has been recorded. The effective income tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	As of December 31,
	2021	2020
Federal tax at statutory rate	21.0%	21.0%
State taxes, net of federal deduction	4.5%	3.7%
Research and development credits	1.8%	1.7%
Change in valuation allowance	(27.3)%	(26.4)%
Effective income tax rate	—	—

Deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets (liabilities):
Federal net operating loss carryforward	$14,570	$7,117
State net operating loss carryforward	3,187	1,240
Federal R&D credit	1,130	398
Accrued expenses	773	—
Stock-based compensation	771	39
Other	141	90
Property and equipment	(42)	(34)
Total net deferred tax asset	20,530	8,850
Valuation allowance	(20,530)	(8,850)
Net deferred tax asset (liability)	$—	$—

The Company has federal and state net operating loss carryforwards (NOLs) of approximately $69.4 million and $33.9 million as of December 31, 2021 and 2020, respectively. The state NOLs and approximately $1.2 million of the federal NOLs as of December 31, 2021 and 2020 expire in 2037. The remaining federal NOLs of approximately $68.2 million and $32.7 million as of December 31, 2021 and 2020 do not expire. As of December 31, 2021 and 2020, a valuation allowance was recorded equal to 100% of net deferred tax assets as the Company does not believe it is more likely than not that it will realize the recorded net deferred tax assets. The increase in the recorded valuation allowance was $11.7 million and $4.5 million in 2021 and 2020, respectively.

The Company had federal research tax credit carryforwards of approximately $1.1 million and $0.4 million as of December 31, 2021 and 2020, respectively. The Company has performed a formal research and development credit study with respect to these credits. The federal credits will begin to expire in 2039, if unused.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, the Company’s ability to use NOL and research tax credit carry forwards to offset future taxable income may be limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of NOL and research tax carryforwards available to offset future taxable income and income tax liabilities in future years may be significantly restricted or eliminated. Further, deferred tax assets associated with such NOLs and research tax credits could be significantly reduced upon realization of an ownership change within the meaning of IRC Section 382.

NOTE 7  EMPLOYEE BENEFIT PLANS

In 2017, the Company established a qualified 401(k) plan which covers all employees who meet eligibility requirements. The Company’s contribution to the plan, as determined by the Company’s Board of Directors, was discretionary until September 2021 when the Company initiated a match with a maximum amount of 4% of the participant’s compensation. During the years ended December 31, 2021 and 2020, the Company made matching contributions of $47,000 and $0 respectively.

NOTE 8  NET LOSS PER SHARE

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator
Net loss	$(42,813)	$(17,123)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	37,526,332	739,004
Net loss per share, basic and diluted	$(1.14)	$(23.17)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2021	2020
Options to purchase common stock	8,193,012	4,252,258
Convertible preferred stock	8,670,206	19,599,132
Total	16,863,218	23,851,390

NOTE 9  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of December 31,	As of December 31,
	2021	2020
Accrued research and development costs	$3,470	$550
Accrued IPO costs	—	452
Accrued license fees	—	300
Accrued other	411	285
Total accrued other expenses	$3,881	$1,587

NOTE 10  SUBSEQUENT EVENTS

In January 2022 the Company entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado. The new lease commences on or around September 1, 2022 and includes escalating rent payments and a 84-month term. The lease agreement includes a tenant improvement allowance for $1.0 million of construction costs to be paid for by the landlord and up to an additional $2.0 million of tenant improvement allowance for which the Company will repay the landlord on an amortized straight-line basis over the initial term of the lease, commencing on the commencement date and continuing for the duration of the initial term at 6% interest. Future minimum lease payments are as follows (in thousands):

Year Ended December 31,
2022	$—
2023	328
2024	446
2025	457
2026	468
2027 and thereafter	1,603
Total future minimum lease payments	$3,302

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2021, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements The financial statements of Edgewise Therapeutics, Inc. are filed as part of this report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

(2) Financial Statement Schedules

All other schedules have been omitted because they are not required, not inapplicable, or the required information is included in the financial statements or notes thereto.

(3) Exhibits

The documents listed in the Exhibit Index are incorporated by reference or are filed with this report, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40236	3.1	March 30, 2021

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40236	3.2	March 30, 2021

4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated December 3, 2020.	S-1	333-253923	4.1	March 5, 2021

4.2	Specimen common stock certificate of the Registrant.	S-1	333-253923	4.2	March 5, 2021

4.3	Description of Securities.	Filed herewith

10.1˄	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-253923	10.1	March 5, 2021

10.2˄	2017 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-253923	10.2	March 5, 2021

10.3˄	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-253923	10.3	March 5, 2021

10.4˄	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1	333-253923	10.4	March 5, 2021

10.5˄	Offer Letter between the Registrant and Kevin Koch, Ph.D.	S-1	333-253923	10.5	March 5, 2021

10.6˄	Offer Letter between the Registrant and Alan Russell, Ph.D.	S-1	333-253923	10.6	March 5, 2021

10.7˄	Offer Letter between the Registrant and R. Michael Carruthers.	S-1	333-253923	10.8	March 5, 2021

10.8˄	Offer Letter between the Registrant and Behrad Derakhshan, Ph.D.	S-1	333-253923	10.9	March 5, 2021

10.9˄	Offer Letter between the Registrant and John Moore.	S-1	333-253923	10.10	March 5, 2021

10.10˄	Offer Letter between the Company and Joanne Donovan, M.D., Ph.D.	10-Q	001-40236	10.1	May 13, 2021
10.11˄	Executive Incentive Compensation Plan.	S-1	333-253923	10.11	March 5, 2021

10.12˄	Executive Change in Control and Severance Plan.	S-1	333-253923	10.12	March 5, 2021

10.13˄	Outside Director Compensation Policy.	S-1	333-253923	10.13	March 5, 2021

10.14	Lease between the Registrant and Regents of the University of Colorado, dated July 21, 2020.	S-1	333-253923	10.14	March 5, 2021

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (reference is made to the signature page hereto).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 14d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

˄	Indicates management contract or compensatory plan.

*

The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: February 24, 2022

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kevin Koch Kevin Koch, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
H/s/ R. Michael Carruthers R. Michael Carruthers	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2022
/s/ Peter Thompson ‘s’ Peter Thompson, M.D.	Co-Founder, Chairman and Director	February 24, 2022
/s/ Alan Russell Alan Russell, Ph.D.	Chief Scientific Officer and Director	February 24, 2022
/s/ Laura A. Brege Laura A. Brege	Director	February 24, 2022
H/s/ Badreddin Edris Badreddin Edris, Ph.D.	Co-Founder and Director	February 24, 2022
/s/ Kenneth Harrison Kenneth Harrison, Ph.D.	Director	February 24, 2022
/s/ Jonathan Root Jonathan Root, M.D.	Director	February 24, 2022