Form 10-Q
period 2022-03-31
Edgewise Therapeutics, Inc.
filed 2022-05-11
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 30, 2022, there were 49,575,689 of the registrant’s ordinary shares outstanding.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

EDGEWISE THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	As of	As of
	March 31,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$34,453	$15,566
Marketable securities, available for sale	231,380	265,223
Prepaid expenses and other assets	2,784	2,984
Total current assets	268,617	283,773

Property and equipment	2,224	1,614
Less: accumulated depreciation	(785)	(702)
Total property and equipment	1,439	912
Operating lease right-of-use asset	2,130	—
Other non-current assets	559	548

Total assets	$272,745	$285,233

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$5,340	$3,843
Accrued compensation	1,346	2,797
Accrued other expenses	3,318	3,881
Total current liabilities	10,004	10,521
Operating lease long-term liability	2,198	—
Other long term liabilities	187	329

Total liabilities	12,389	10,850

Commitments and contingencies (see note 5)

Stockholders' equity:
Preferred stock, $.0001 par value per share; 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares authorized, 49,556,306 shares and 49,500,308 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	353,903	351,852
Accumulated other comprehensive loss	(1,932)	(514)
Accumulated deficit	(91,620)	(76,960)
Total stockholders' equity	260,356	274,383

Total liabilities and stockholders' equity	$272,745	$285,233

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2022	2021

Operating expenses
Research and development	$11,124	$5,360
General and administrative	3,702	1,497
Total operating expenses	14,826	6,857

Loss from operations	(14,826)	(6,857)

Other income
Interest income	166	42
Total other income	166	42

Net loss	(14,660)	(6,815)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	(1,418)	(54)
Total comprehensive loss	$(16,078)	$(6,869)

Net loss per share, basic and diluted	$(0.30)	$(4.37)
Weighted-average shares outstanding, basic and diluted	49,544,589	1,559,868

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

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	(Loss) Income	Deficit	Total
Balance as of December 31, 2021	49,500,308	$5	$351,852	$(514)	$(76,960)	$274,383
Exercise of stock options	55,998	—	73	—	—	73
Stock-based compensation	—	—	1,978	—	—	1,978
Other comprehensive income	—	—	—	(1,418)	—	(1,418)
Net loss	—	—	—	—	(14,660)	(14,660)
Balance as of March 31, 2022	49,556,306	$5	$353,903	$(1,932)	$(91,620)	$260,356

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(14,660)	$(6,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83	79
Stock-based compensation	1,978	296
Amortization (accretion) of premium (discount) on marketable securities, net	670	—
Amortization of right-of-use asset	44	—
Changes in assets and liabilities:
Prepaid expenses and other assets	398	(66)
Accounts payable	1,188	(63)
Accrued compensation	(1,451)	(503)
Accrued other expenses	(846)	1,015
Lease liability	24	—
Net cash used in operating activities	(12,572)	(6,057)

Cash flows from investing activities
Purchases of marketable securities	(13,956)	(64,711)
Sales of marketable securities	8,832	—
Maturities of marketable securities	36,879	—
Purchases of property and equipment	(369)	(62)
Net cash provided by (used in) investing activities	31,386	(64,773)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of underwriting discounts and commissions and offering costs	—	187,051
Payment of preferred stock issuance costs	—	(124)
Exercise of stock options	73	23
Net cash provided by financing activities	73	186,950

Net change in cash and cash equivalents	18,887	116,120
Cash and cash equivalents at beginning of period	15,566	104,916
Cash and cash equivalents at end of period	$34,453	$221,036
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability, net of tenant improvement receivable	$2,174	$—
Deferred offering costs included in accrued expenses	$141	$—
Property and equipment purchases included in accounts payable	$309	$—
Receivable for option exercises	$—	$2
Unpaid initial public offering costs included in accounts payable	$—	$495
Unpaid initial public offering costs included in accrued expenses	$—	$408
Conversion of convertible preferred stock upon closing of initial public offering	$—	$160,214

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

Liquidity and Capital Resources

The Company has an accumulated deficit of $91.6 million and cash, cash equivalents and marketable securities of $265.8 million as of March 31, 2022. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. On April 1, 2022, the Company filed: (i) a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (SEC) that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000; and (ii) a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $125 million of our common stock from time to time through an “at-the-market” program under the Securities Act of 1933, as amended (Securities Act).

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $265.8 million of cash, cash equivalents and marketable securities on hand as of March 31, 2022 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2021, is derived from the Company’s audited financial statements. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

The accompanying interim unaudited condensed financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was filed with the SEC on February 24, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of March 31, 2022, the results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021 have been made.

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

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of March 31, 2022 and December 31, 2021 primarily consist of money market accounts and cash.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of March 31, 2022 and December 31, 2021 were $0.2 million and $0, respectively. Such costs are classified in other non-current assets in the accompanying balance sheets.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the related asset, which is generally three to five years, and in the case of leasehold improvements, the shorter of the estimated useful lives of the assets or the term of the lease. Depreciation expense was $83,000 and $79,000 for the three months ended March 31, 2022 and 2021, respectively.

Leases

The Company accounts for its leases under Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than 12 months are recognized on the balance sheet as Right-of-Use (ROU) assets and current and non-current lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. The Company monitors its material leases on a quarterly basis.

Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected remaining lease term. Lease cost for operating leases is recognized on a straight-line basis over the lease term as an operating expense. Certain adjustments to the ROU asset may be required for items such as lease prepayments or incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

For all asset classes of its leases, the Company has elected to account for the lease and non-lease components together for existing classes of underlying asset. Costs determined to be variable and not based on an index or rate are not include in the measurement of the lease liability.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value. There were no impairment charges or long-lived assets disposed of during the three months ended March 31, 2022 and 2021, respectively.

Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases.

Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if such deferred tax assets are deemed more likely than not that some or all of the deferred tax assets will not be realized. Historically, the Company has not recognized these potential benefits in its financial statements and has fully reserved for such net deferred tax assets, as its believes it is more likely than not that the full benefit of these net deferred tax assets will not be realized before expiration. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years. The Company evaluated its tax positions and determined it has no uncertain tax positions as of March 31, 2022.

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

Marketable Securities, Available For Sale

All marketable securities have been classified as “available-for-sale” and are carried at fair value, based upon quoted market prices. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, the Company may classify certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income and reported as a separate component of stockholders’ equity until realized. Interest income, realized gains and losses, and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with the Company’s investment policy, management invests in money market funds, corporate bonds, commercial paper, asset-backed securities and government securities. The

Company has not experienced any realized losses on its deposits of cash, cash equivalents, and marketable securities since inception.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of March 31, 2022
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$34,353	$—	$—	$34,353
Marketable securities, available for sale:
Asset-backed securities	Level 2	27,700	—	(159)	27,541
Corporate debt securities	Level 2	71,903	—	(671)	71,232
Commercial paper	Level 2	51,922	—	—	51,922
U.S. government treasury and agency securities	Level 2	59,470	—	(817)	58,653
Supranational and sovereign government securities	Level 2	22,317	—	(285)	22,032
Total financial assets		$267,665	$—	$(1,932)	$265,733

	As of December 31, 2021
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$15,466	$—	$—	$15,466
Marketable securities, available for sale:
Asset-backed securities	Level 2	36,681	—	(42)	36,639
Corporate debt securities	Level 2	88,084	—	(160)	87,924
Commercial paper	Level 2	58,970	—	—	58,970
U.S. government treasury and agency securities	Level 2	59,596	—	(222)	59,374
Supranational and sovereign government securities	Level 2	22,406	—	(90)	22,316
Total financial assets		$281,203	$—	$(514)	$280,689

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, U.S. government treasury and agency securities, and supranational and sovereign government securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the three months ended March 31, 2022, there were no transfers of financial assets between Level 1 and Level 2. As of March 31, 2022, the remaining contractual maturities of $186.4 million of marketable securities were less than one year and $46.9 million were one to three years.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at March 31, 2022 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

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

Due to the absence of an active market for the Company’s common stock prior to the closing of the Company’s IPO, the Company utilized methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation to estimate the fair value of its common stock. In determining the exercise prices for options granted, the Company considered the fair value of the common stock as of the grant date. The fair value of the common stock had previously been determined based upon a variety of factors, including the Company’s financial position, historical performance and operating results, the Company’s stage of development, the progress of the Company’s research and development programs, the prices at which the Company sold its convertible preferred stock, the superior rights, preferences and privileges of the Company’s convertible preferred stock relative to its common stock, external market conditions affecting the biotechnology industry, the lack of marketability of the Company’s common stock and the prospects of a liquidity event and the analysis of IPO and market performance of similar companies as well as recently completed mergers and acquisitions of peer companies. Following the completion of the Company’s IPO, the fair value of its common stock is determined based on the closing price of its common stock on the date of grant.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires the lessee to recognize a ROU asset and a lease liability for operating leases, initially measured at the present value of lease payments, in its consolidated balance sheet. The Company adopted ASU 2016-02 effective January 1, 2022, using the alternative modified transition method, which applies ASU 2016-02 as of the adoption date and therefore, the Company has not applied the standard to the comparative periods presented in the Company's financial statements. The Company elected the “package of practical expedients,” which permits the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the hindsight practical expedient to determine the lease term, the practical expedient to not separate lease and non-lease components and the policy election to not recognize ROU assets or lease liabilities for short-term leases. The adoption of ASC 842 did not have a material effect on our balance sheet as of January 1, 2022 due to the terms related to our existing leases.

NOTE 3  CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of March 31, 2022 the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

Common stockholders are entitled to dividends if and when declared by the Board of Directors of the Company and after any convertible preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote.

The Company had no convertible preferred stock outstanding as of March 31, 2022. Immediately prior to the completion of the IPO in March 2021, all outstanding shares of the Company’s convertible preferred stock were automatically converted into 35,557,569 shares of common stock.

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

The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any of its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to its employees, directors, and consultants and its subsidiary corporations’ employees and consultants. The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. A total of 5,040,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve will be increased by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (c) such other amount as the Company’s Board of Directors may determine. In February 2022, the number of shares of common stock authorized for issuance under the 2021 Plan was increased from 5,040,000 to 7,515,015. As of March 31, 2022, 5,491,108 shares remained available for future grant under the 2021 Plan.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vest monthly over a four-year period that expires 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of March 31, 2022, 1,531,780 options were outstanding and exercisable. There were no options exercised during the three months ended March 31, 2022.

Total stock-based compensation expense related to all equity awards granted was allocated as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
Research and development	$1,216	$144
General and administrative	762	152
Total stock-based compensation expense	$1,978	$296

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

Lease Agreements

In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado (the “New Boulder Lease”) with aggregate payments of approximately $3.3 million over the initial 8.2-year term of the lease. The Company has the option to extend the New Boulder Lease for two additional terms of five years each. Further, the Company provided a standby letter of credit (LOC) of $0.8 million during the term of the lease as collateral for the Company’s obligations under the lease. Provided there has been no event of default by the Company during the initial 36-month term, the Company will replace the initial LOC with a replacement LOC in the amount of $0.5 million. The lease agreement includes a tenant improvement allowance for $1.0 million of construction costs to be reimbursed by the landlord and up to an additional $2.0 million of tenant improvement allowance for which the Company will repay the landlord on an amortized straight-line basis over the initial term of the lease, commencing on the commencement date and continuing for the duration of the initial term at 6% interest. The Company is obligated to pay the lessor an amount not to exceed 5% of the net rents from the property for operating costs. Such amounts are not included in the measurement of the lease liability but will be recognized as variable lease expense when they are incurred. The New Boulder Lease is classified as an operating lease.

The Company recorded lease liabilities and ROU lease assets for the New Boulder Lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The option to extend the New Boulder Lease was not recognized as part of the Company’s lease liability and ROU lease asset, as such extensions are not reasonably certain to occur. As of March 31, 2022, the weighted-average remaining lease term and the weighted-average discount rate for the New Boulder Lease was 8.0 years and 6%, respectively. Rent expense under the New Boulder Lease was $67 thousand for the three months ended March 31, 2022. Tenant improvements totaling $326 thousand were incurred during the period and are expected to be reimbursed by the lessor.

As of December 31, 2021, future minimum lease payments totaled $141,000, all of which will be paid in 2022. Future minimum lease payments under the New Boulder Lease as of March 31, 2022 are as follows (in thousands):

Year Ending December 31,
2022, remainder	$—
2023	328
2024	446
2025	457
2026	468
Thereafter	1,602
Total undiscounted future minimum lease payments	3,301
Less: discount	(777)
Less: tenant improvement receivable	(326)
Total long-term operating lease liability	$2,198

The Company additionally leases office and lab space under lease agreements which expire in August 2022. These leases were excluded from our lease liability and ROU asset calculations due to their short-term nature. Future minimum lease payments under these short-term leases as of March 31, 2022 total $87,000, all of which will be paid through the end of fiscal year 2022. Total rent expense under these short term leases were $54,000 and $22,000 for the three months ended March 31, 2022 and 2021, respectively.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2022 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2022.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss	$(14,660)	$(6,815)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	49,544,589	1,559,868
Net loss per share, basic and diluted	$(0.30)	$(4.37)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	9,089,966	7,371,325
Convertible preferred stock	—	35,162,501
Total	9,089,966	42,533,826

NOTE 7  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Accrued research and development costs	$2,445	$3,470
Accrued other	873	411
Total accrued other expenses	$3,318	$3,881

NOTE 8 SUBSEQUENT EVENT

On April 1, 2022, the Company entered into a Sales Agreement with Cowen and Company, LLC, as the Company’s sales agent pursuant to which the Company may offer and sell from time to time through the Agents up to $125 million in shares (the “Shares”) of the Company’s common stock through an “at-the-market” program.

The Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-264083) which was declared effective on May 5, 2022. The Company filed a prospectus supplement dated May 5, 2022 with the SEC in connection with the offer and sale of the Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Edgewise Therapeutics, Inc. should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and notes included in our Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, on February 24, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this quarterly report, our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk Factors” to gain an understanding of the factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

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

We also intend to develop two other muscle-focused precision medicines. Our second program, EDG-5440, is a next generation myosin ATPase modulator designed to target skeletal muscle in a specific set of rare neuromuscular diseases. Our third program, EDG-002, focuses on identification of novel mechanism cardiac modulators. We are initially pursuing a new target for inherited hypertrophic cardiomyopathy (HCM) in addition to exploring the potential of this novel mechanism across other cardiac disorders. Our preliminary preclinical studies have generated promising data, such that our EDG-002 program has the potential to yield molecules that could become a new therapeutic option for the treatment of HCM as well as other cardiac disorders. We plan to initiate IND-enabling studies in 2022. We believe our programs also offer substantial opportunities for us to expand into related rare diseases for which there are limited or no approved treatments. While EDG-5440 and EDG-002 are important preclinical programs to us, we have not needed to devote significant financial resources to these programs to date since they are still in preclinical development and have not yet advanced into clinical trials.

In October 2021, we announced positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial. In addition, in January 2022, we announced positive topline results from the BMD, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and PD of EDG-5506. We have fully enrolled a follow-on open-label, single-center study that will assess the safety and PK of EDG-5506 over one year in adults with BMD. We anticipate initiation of Phase 2 trials in individuals with BMD in the second quarter of 2022 and DMD in the second half of 2022.

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

We have incurred significant losses since the commencement of our operations. Our net losses were $14.7 million and $6.8 million for the three months ended March 31, 2022 and 2021, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of March 31, 2022, we had an accumulated deficit of $91.6 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and an initial public offering (IPO) of our common stock. From inception through December 31, 2021, these private placements have provided gross proceeds of $160.7 million and the IPO generated net proceeds of $186.1 million. We believe that our existing cash and cash equivalents and marketable securities of $265.8 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) outbreak a global pandemic. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted productivity, have resulted in increased operational expenses, certain adjustments to the operations of our clinical trial, delays in the enrollment of new patients at our clinical trial site, and delays in certain supply chain activities and collecting and analyzing data from patients in our clinical trial, and may further disrupt our business and delay our development programs and regulatory timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct business in the ordinary course as well as the spread, severity and potential resurgence of COVID-19, the impact of new COVID-19 variants, and vaccination deployment efforts. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trial and other related business activities. We are carefully monitoring the pandemic and the potential length and depth of the resulting economic impact on its financial condition and results of operations.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$11,124	$5,360	$5,764
General and administrative	3,702	1,497	2,205
Total operating expenses	14,826	6,857	7,969
Loss from operations
Interest income	166	42	124
Net loss	$14,660	$6,815	$7,845

Research and development expenses

The following table summarizes our research and development expenses:

	Three months ended March 31,
	2022	2021	Change

	(in thousands)
External research and development expenses:
EDG-5506 clinical program	$4,014	$2,196	$1,818
Discovery and preclinical	3,357	1,068	2,289
Internal costs, including personnel related	3,753	2,096	1,657
Total research and development expenses	$11,124	$5,360	$5,764

Research and development expenses were $11.1 million and $5.4 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $5.8 million was primarily driven by $1.8 million of higher external research and development expenses related to our EDG-5506 clinical program including clinical trial costs and product candidate manufacturing costs to support future trials, an increase of $2.3 million related to increased drug discovery and preclinical development of our other programs and an increase of $1.7 million in employee-related costs to support the growth of our research and development programs.

General and administrative expenses

General and administrative expenses were $3.7 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $2.2 million was primarily related to the cost of operating as a public company, including $0.9 million in increased employee-related costs from increased headcount and stock-based compensation, $0.7 million in increased directors and officers insurance and $0.6 million in increased professional and consulting and other administrative costs.

Interest income

Interest income was $166,000 and $42,000 for the three months ended March 31, 2022 and 2021, respectively. The increase of $124,000 was primarily due to higher marketable securities balances during the three months ended March 31 2022, as compared to the three months ended March 31, 2021.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of convertible preferred stock and the initial public offering of our common stock. Through March 31, 2022, we had received gross proceeds of $160.7 million from the sale of convertible preferred stock and $186.1 million in net proceeds from the initial public offering of our common stock. As of March 31, 2022, we had cash, cash equivalents and marketable securities in the amount of $265.8 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(12,572)	$(6,057)
Net cash provided by (used in) investing activities	31,386	(64,773)
Net cash provided by financing activities	73	186,950
Net increase in cash and cash equivalents	$18,887	$116,120

Operating activities

Cash used in operating activities in the three months ended March 31, 2022 was primarily driven by our net loss for the period of $14.7 million, and was also impacted by changes in operating assets and liabilities which increased net working capital by $0.7 million. Cash used in operating activities was reduced by non-cash charges of $2.8 million relating to stock-based compensation expense of $2.0 million, amortization of premium and accretion of discounts, net on marketable securities of $0.7 million and depreciation of $0.1 million.

Cash used in operating activities in the three months ended March 31, 2021 was primarily driven by our net loss for the period of $6.8 million, and was also impacted by changes in operating assets and liabilities which decreased net working capital by $0.4 million. Cash used in operating activities was reduced by non-cash charges of $0.4 million relating to stock-based compensation expense of $0.3 million and depreciation of $0.1 million.

Investing activities

Cash provided by investing activities during the three months ended March 31, 2022 amounted to $31.4 million which was due to $36.9 million in maturities of marketable securities and $8.8 million in sales of marketable securities, which was partially offset by $14.0 million in purchases of marketable securities and $0.4 million for purchases of equipment.

Cash used in investing activities during the three months ended March 31, 2021 amounted to $64.8 million which was due to $64.7 million in purchases of marketable securities and $0.1 million for purchases of equipment.

Financing activities

Net cash provided by financing activities during the three months ended March 31, 2022 was $0.1 million, which was due to cash proceeds of $73,000 from the issuance of common stock upon the exercise of stock options.

Net cash provided by financing activities during the three months ended March 31, 2021 was $187.0 million, primarily consisting of cash proceeds from the initial public offering of the Company’s common stock. In addition, we generated cash proceeds of $23,000 from the issuance of common stock upon the exercise of stock options and paid $0.1 million in preferred stock issuance costs.

Funding requirements

We will continue to require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development of and seek regulatory approvals for our product candidates, and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. In addition, we expect to continue to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	the scope, progress, results and costs of researching and developing our product candidates including
●	conducting preclinical studies and clinical trials;
●	the costs, timing and outcome of regulatory review of our product candidates;

●	the number and characteristics of other product candidates that we pursue;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the costs of manufacturing commercial-grade products and sufficient inventory to support commercial launch;
●	the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
●	the cost and timing of hiring new employees to support our continued growth;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the effect of competing products that may limit market penetration of our products;
●	the ability to establish and maintain collaborations on favorable terms, if at all;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any;
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
●	the compliance and administrative costs associated with being a public company;
●	the potential effects of inflation on our business operations; and
●	the extent to which we acquire or invest in businesses, products, or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on February 24, 2022 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2022, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K filed on February 24, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $265.8 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities and the low-risk profile of our investments, an immediate one percentage point relative change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of March 31, 2022, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

There was no material foreign currency risk for the three months ended March 31, 2022.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock. Our net loss was $14.7 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $91.6 million. Our lead product candidate, EDG-5506, recently completed a Phase 1 clinical trial, and we anticipate initiation of Phase 2 trials in individuals with BMD in the second quarter of 2022 and DMD in the second half of 2022. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

•	successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;

•	a continued acceptable safety profile following any marketing approval of our product candidates;
•	commercial acceptance of our product candidates by patients, the medical community and third-party payors;
•	timely receipt of reimbursement from applicable authorities for any product candidates for which we successfully receive regulatory approval;
•	satisfying any required post-marketing approval commitments to applicable regulatory authorities;
•	identifying, assessing and developing new product candidates;
•	obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protecting our rights in our intellectual property portfolio;
•	defending against third-party infringement claims, if any;
•	entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•	obtaining coverage and adequate reimbursement by third-party payors for our products and patients’ willingness to pay in the absence of such coverage and adequate reimbursement;
•	obtaining additional funding to develop and potentially manufacture and commercialize our product candidates;
•	addressing any competing therapies and technological and market developments;
•	managing costs, including any unforeseen costs, that we may incur as a result of nonclinical study or clinical trial delays due to COVID-19, inflation or other causes; and
•	attracting, hiring and retaining qualified personnel including clinical, scientific, management and administrative personnel.

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

As of March 31, 2022, we had $265.8 million in cash, cash equivalents and marketable securities. We expect our current cash and cash equivalents, will be sufficient to fund our current operating plan for at least the next 12 months. On April 1, 2022, the Company filed: (i) a shelf registration statement on Form S-3 with the SEC that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000; and (ii) a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $125 million of our common stock from time to time through an “at-the-market” program under the Securities Act. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Until such time, if ever, as we can generate substantial revenues, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. On April 1, 2022, the Company filed: (i) a shelf registration statement on Form S-3 with the SEC that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000; and (ii) a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $125 million of our common stock from time to time through an “at-the-market” program under the Securities Act. However, we do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

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

Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize EDG-5506, our lead product candidate. We are investing the majority of our efforts and financial resources in the research and development of EDG-5506. In October 2020, we initiated a Phase 1 clinical trial to evaluate the safety and tolerability of EDG-5506 in HVs. This was our first clinical trial, and EDG-5506 had not previously been tested in humans. In addition, we are pursuing EDG-5506 in BMD for which there are no animal models of the human disease and therefore the animal models may not be predictive for human disease outcomes. We announced in October 2021 positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial. In addition, we announced in January 2022 positive topline results from the BMD, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and PD of EDG-5506. We anticipate initiation of Phase 2 trials in individuals with BMD in the second quarter of 2022 and DMD in the second half of 2022.

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

Currently, we are conducting our open-label ARCH study of EDG-5506 at a single clinical trial site. Our Phase 2 trials will be conducted at multiple sites. We may experience delays if our clinical trial sites limits their onsite staff or temporarily closes as a result of the COVID-19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from our EDG-5506 clinical trial and our regulatory submissions.

We have initiated an industry-sponsored, global, prospective registry investigating the natural history of adults with BMD aged 18 years and older. However, we may not be successful in achieving our goal of establishing natural history reference data points and identifying future eligibility for recruitment into our planned registrational trial in BMD.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the data from our Phase 2 clinical trials of EDG-5506. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

Further, the exit of the United Kingdom (UK) from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. Specifically, the UK exited the EU on January 1, 2020, subject to a transition period that ended on December 31, 2020. On June 28, 2021, the European Commission issued an adequacy decision in respect of the UK’s data protection framework, allowing personal data transfers from EU member states to the UK to continue without requiring additional contractual or other measures in order to lawfully transfer personal data between the territories. This decision is subject to renewal after four years, however, and may be revisited by the European Commission at any time. The UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover. In the medium and longer terms, however, the relationship between the UK and EU in relation to aspects of data protection law remains unclear, including with respect to cross-border data transfers and the role of the UK Information Commissioner’s Office with respect to the EU, which exposes us to further compliance risk. The UK also has issued its own standard contractual clauses, similar to the SCCs, that are required to be implemented over time. We may incur liabilities, expenses, costs, and other operational losses relating to the GDPR, the UK GDPR, and other laws and regulations in the EU and UK relating to privacy and data protection, including those of applicable EU Member States in connection with any measures we take to comply with them. Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts and potentially requiring us to undertake additional measures to comply with them.

In the United States, a broad variety of data protection laws and regulations may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, it is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new legislation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA), a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, the CPRA, and legislation proposed in other states. Similarly, in June 2021, Colorado enacted the Colorado Privacy Act (CPA), which takes effect on July 1, 2023, and in March 2022, Utah enacted the Utah Consumer Privacy Act (UCPA), which takes effect on December 31, 2023.

With the GDPR, CCPA, CPRA, CDPA, CPA, UCPA, and other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if third parties we work with, such as vendors or service providers, violate applicable laws or regulations or our policies, such violations may also put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our service providers to comply with our applicable policies or notices relating to privacy or data protection, our contractual or other obligations to third parties, or any of our other legal obligations relating to privacy or data protection, may result in governmental investigations or enforcement actions, litigation, claims and other proceedings, harm our reputation, and could result in significant liability.

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

As of March 31, 2022, we had 38 full-time employees. Of these employees, 29 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our business may become subject to economic, political, regulatory and other risks associated with international operations directly or indirectly. A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

Our business is subject to risks associated with business operations we conduct internationally, as well as indirect impacts from our relationships with collaborators, partners, or contractors who conduct business internationally. We may seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•

differing regulatory requirements and reimbursement regimes in foreign countries, including changes in existing regulatory requirements and implementation of new regulatory requirements or policies that impact our clinical development and business operations in foreign countries;

•	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from preclinical studies or clinical trials;
•	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	potential liability under the FCPA or comparable foreign regulations;
•

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	impact of the COVID-19 pandemic or other public health concerns on our ability to produce our product candidates and conduct clinical trials in foreign countries;
•

production or supply shortages or other disruptions resulting from any events affecting raw material supply or manufacturing capabilities abroad, including, but not limited to, impacts due to the ongoing Ukraine-Russia war, addition of certain suppliers or companies to the Unverified List or other export restrictions under the Export Administration Regulations, implementation of other export controls, restrictions or sanctions that can impact the supply chain, our business, or business operations of our suppliers, contractors or partners; and

•	business interruptions resulting from geo-political actions, including war, such as the ongoing war in Ukraine, other regional or geo-political conflicts, and terrorism.

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

No earlier that October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

No earlier that October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

•	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings

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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this periodic report, these factors include:

•	the timing and results of preclinical studies and clinical trials of our product candidates, those conducted by third parties or those of our competitors;
•	the success of competitive products or announcements by potential competitors of their product development efforts;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	market conditions in the pharmaceutical and biotechnology sector;
•	changes in the structure of healthcare payment systems;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic;
•	the availability of fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic; and
•	general economic, political, industry and market conditions including the impact of increasing inflation.

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

As of March 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 79.3% of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Moreover, certain holders of an aggregate of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares, under the Securities Act, would result in the shares becoming freely tradable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

1.1	Sales Agreement, dated April 1, 2022, by and between Edgewise Therapeutics, Inc. and Cowen and Company, LLC.	S-3	333-264083	1.2	April 1, 2022

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 14d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

†The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 11, 2022

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ R. Michael Carruthers
Name:	R. Michael Carruthers
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)