Form 10-Q
period 2022-06-30
Edgewise Therapeutics, Inc.
filed 2022-08-04
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 31, 2022, there were 49,799,597 of the registrant’s ordinary shares outstanding.

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

• the timing, progress and results of preclinical studies and clinical trials for EDG-5506, product candidates in our EDG-002 program, and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and our research and development programs;

• the timing, scope and likelihood of regulatory filings and approvals, including timing of INDs and final FDA approval of EDG-5506, product candidates in our EDG-002 program and any other future product candidates;

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

• our expectation regarding the impact of the Russia/Ukraine conflict on our business;

• our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering EDG-5506, product candidates in our EDG-002 program, and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

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

• the pricing and reimbursement of EDG-5506, product candidates in our EDG-002 program, and other product candidates we may develop, if approved;

• the rate and degree of market acceptance and clinical utility of EDG-5506, product candidates in our EDG-002 program, and other product candidates we may develop;

• our estimates regarding expenses, future revenue, capital requirements and needs for additional financing which may be impacted by many factors including inflation;

• our financial performance;

• the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

EDGEWISE THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	As of	As of
	June 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$18,341	$15,566
Marketable securities, available for sale	230,054	265,223
Prepaid expenses and other assets	4,948	2,984
Total current assets	253,343	283,773

Property and equipment	2,920	1,614
Less: accumulated depreciation	(882)	(702)
Total property and equipment	2,038	912
Operating lease right-of-use asset	1,571	—
Other non-current assets	447	548

Total assets	$257,399	$285,233

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$2,828	$3,843
Accrued compensation	2,024	2,797
Accrued other expenses	4,260	3,881
Operating lease liability, current portion	104	—
Total current liabilities	9,216	10,521
Operating lease liability, net of current portion	1,636	—
Other long term liabilities	192	329

Total liabilities	11,044	10,850

Commitments and contingencies (see note 5)

Stockholders' equity:
Preferred stock, $.0001 par value per share; 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares authorized, 49,780,365 shares and 49,500,308 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	356,373	351,852
Accumulated other comprehensive loss	(2,336)	(514)
Accumulated deficit	(107,687)	(76,960)
Total stockholders' equity	246,355	274,383

Total liabilities and stockholders' equity	$257,399	$285,233

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Operating expenses
Research and development	$12,402	$7,861	$23,526	$13,221
General and administrative	4,089	2,599	7,791	4,096
Total operating expenses	16,491	10,460	31,317	17,317

Loss from operations	(16,491)	(10,460)	(31,317)	(17,317)

Other income
Interest income	424	107	590	149
Total other income	424	107	590	149

Net loss	(16,067)	(10,353)	(30,727)	(17,168)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	(404)	21	(1,822)	(33)
Total comprehensive loss	$(16,471)	$(10,332)	$(32,549)	$(17,201)

Net loss per share, basic and diluted	$(0.32)	$(0.21)	$(0.62)	$(0.67)
Weighted-average shares outstanding, basic and diluted	49,622,752	49,258,449	49,583,886	25,540,922

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

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Loss	Deficit	Total
Balance as of December 31, 2021	49,500,308	$5	$351,852	$(514)	$(76,960)	$274,383
Exercise of stock options	55,998	—	73	—	—	73
Stock-based compensation	—	—	1,978	—	—	1,978
Other comprehensive loss	—	—	—	(1,418)	—	(1,418)
Net loss	—	—	—	—	(14,660)	(14,660)
Balance as of March 31, 2022	49,556,306	$5	$353,903	$(1,932)	$(91,620)	$260,356
Exercise of stock options	197,284	—	255	—	—	255
Purchase of common stock under employee stock purchase plan	26,775	—	178	—	—	178
Stock-based compensation	—	—	2,037	—	—	2,037
Other comprehensive loss	—	—	—	(404)	—	(404)
Net loss	—	—	—	—	(16,067)	(16,067)
Balance as of June 30, 2022	49,780,365	$5	$356,373	$(2,336)	$(107,687)	$246,355

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(30,727)	$(17,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	180	130
Stock-based compensation	4,015	983
Amortization (accretion) of premium (discount) on marketable securities, net	1,085	—
Amortization of right-of-use asset	101	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,541)	(3,011)
Accounts payable	(1,467)	1,627
Accrued compensation	(773)	198
Accrued other expenses	243	1,415
Lease liability	67	—
Net cash used in operating activities	(28,817)	(15,826)

Cash flows from investing activities
Purchases of marketable securities	(77,707)	(231,802)
Sales of marketable securities	13,326	—
Maturities of marketable securities	96,644	7,200
Purchases of property and equipment	(923)	(138)
Net cash provided by (used in) investing activities	31,340	(224,740)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of underwriting discounts and commissions and offering costs	—	186,148
Payment of preferred stock issuance costs	—	(124)
Exercise of stock options	328	30
Payment of deferred offering costs	(254)	—
Proceeds from Employee Stock Purchase Plan	178	—
Net cash provided by financing activities	252	186,054

Net change in cash and cash equivalents	2,775	(54,512)
Cash and cash equivalents at beginning of period	15,566	104,916
Cash and cash equivalents at end of period	$18,341	$50,404
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability, net of tenant improvement receivable	$1,672	$—
Property and equipment purchases included in accounts payable	$451	$—
Conversion of convertible preferred stock upon closing of initial public offering	$—	$160,214

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

The Board of Directors of the Company discusses with management macro-economic and geopolitical developments, including COVID-19, the Russia/-Ukraine conflict and inflation and the impact on the Company’s personnel, cybersecurity and sanctions so that the Company can be prepared to react to new developments as they arise. The Board and the management of the Company are carefully monitoring these developments and the resulting economic impact on its financial condition and results of operations.

Liquidity and Capital Resources

The Company has an accumulated deficit of $107.7 million and cash, cash equivalents and marketable securities of $248.4 million as of June 30, 2022. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. The Company filed: (i) on April 1, 2022, a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (SEC) that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000; and (ii) on May 5, 2022 a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $125 million of our common stock from time to time through an “at-the-market” program under the Securities Act of 1933, as amended (Securities Act).

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $248.4 million of cash, cash equivalents and marketable securities on hand as of June 30, 2022 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2021, is derived from the Company’s audited financial statements. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

The accompanying interim unaudited condensed financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was filed with the SEC on February 24, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021 have been made.

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

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of June 30, 2022 and December 31, 2021 primarily consist of money market accounts and cash.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of June 30, 2022 and December 31, 2021 were $0.3 million and $0, respectively. Such costs are classified in other non-current assets in the accompanying balance sheets.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the related asset, which is generally three to five years, and in the case of leasehold improvements, the shorter of the estimated useful lives of the assets or the term of the lease. Depreciation expense was $97,000 and $180,000 for the three and six months ended June 30, 2022, respectively and $51,000 and $130,000 for the three and six months ended June 30, 2021, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value. There were no impairment charges or long-lived assets disposed of during the three and six months ended June 30, 2022 and 2021, respectively.

Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases.

Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if such deferred tax assets are deemed more likely than not that some or all of the deferred tax assets will not be realized. Historically, the Company has not recognized these potential benefits in its financial statements and has fully reserved for such net deferred tax assets, as its believes it is more likely than not that the full benefit of these net deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years. The Company evaluated its tax positions and determined it has no uncertain tax positions as of June 30, 2022.

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

Marketable Securities, Available For Sale

All marketable securities have been classified as “available-for-sale” and are carried at fair value, based upon quoted market prices. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, the Company may classify certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income and reported as a separate component of stockholders’ equity until realized. Interest income, realized gains and losses, and declines in value judged to be other than temporary, if any, on available-

for-sale securities are included in other income, net. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with the Company’s investment policy, management invests in money market funds, corporate bonds, commercial paper, asset-backed securities and government securities. The Company has not experienced any realized losses on its deposits of cash, cash equivalents, and marketable securities since inception.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of June 30, 2022
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$18,240	$—	$—	$18,240
Marketable securities, available for sale:
Asset-backed securities	Level 2	23,096	—	(140)	22,956
Corporate debt securities	Level 2	83,823	—	(866)	82,957
Commercial paper	Level 2	43,881	—	—	43,881
U.S. government treasury and agency securities	Level 2	59,357	—	(1,001)	58,356
Supranational and sovereign government securities	Level 2	22,233	—	(329)	21,904
Total financial assets		$250,630	$—	$(2,336)	$248,294

	As of December 31, 2021
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$15,466	$—	$—	$15,466
Marketable securities, available for sale:
Asset-backed securities	Level 2	36,681	—	(42)	36,639
Corporate debt securities	Level 2	88,084	—	(160)	87,924
Commercial paper	Level 2	58,970	—	—	58,970
U.S. government treasury and agency securities	Level 2	59,596	—	(222)	59,374
Supranational and sovereign government securities	Level 2	22,406	—	(90)	22,316
Total financial assets		$281,203	$—	$(514)	$280,689

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, U.S. government treasury and agency securities, and supranational and sovereign government securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the three and six months ended June 30, 2022, there were no transfers of financial assets between Level 1 and Level 2. As of June 30, 2022, the remaining contractual maturities of $207.6 million of marketable securities were less than one year and $24.8 million were one to two years.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at June 30, 2022 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

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

NOTE 3  CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of June 30, 2022 the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

Common stockholders are entitled to dividends if and when declared by the Board of Directors of the Company and after any convertible preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote.

The Company had no convertible preferred stock outstanding as of June 30, 2022. Immediately prior to the completion of the IPO in March 2021, all outstanding shares of the Company’s convertible preferred stock were automatically converted into 35,557,569 shares of common stock.

On April 1, 2022, the Company entered into a Sales Agreement with Cowen and Company, LLC, as the Company’s sales agent pursuant to which the Company may offer and sell from time to time through the Agents up to $125 million in shares (the “Shares”) of the Company’s common stock through an “at-the-market” program.

The Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-264083) which was declared effective on May 5, 2022. The Company filed a prospectus supplement dated May 5, 2022 with the SEC in connection with the offer and sale of the Shares. As of June 30, 2022, the Company has not sold any shares under this arrangement.

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

The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any of its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to its employees, directors, and consultants and its subsidiary corporations’ employees and consultants. The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. A total of 5,040,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve will be increased by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (c) such other amount as the Company’s Board of Directors may determine. In February 2022, the number of shares of common stock authorized for issuance under the 2021 Plan was increased from 5,040,000 to 7,515,015. As of June 30, 2022, 5,055,018 shares remained available for future grant under the 2021 Plan.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vest monthly over a four-year period that expires 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of June 30, 2022, 1,531,780 options were outstanding and exercisable. There were no options exercised during the three and six months ended June 30, 2022.

Total stock-based compensation expense related to all equity awards granted was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development	$1,193	$471	$2,409	$615
General and administrative	844	216	1,606	368
Total stock-based compensation expense	$2,037	$687	$4,015	$983

Grant of stock options

During the six months ended June 30, 2022, the Company issued 335,248 stock options with a fair value of $2.1 million that vest over a weighted average period of 2.5 years.

Restricted Stock Units

During the six months ended June 30, 2022, the Company issued 268,031 restricted stock units with a fair value of $2.1 million that vest over a period of 3 years.

NOTE 5  COMMITMENTS AND CONTINGENCIES

License Agreements

On November 20, 2020 the Company exclusively licensed intellectual property from The Ohio State Innovation Foundation (OSIF) pursuant to a license agreement. Under the license agreement, the Company is obligated to make payments to OSIF aggregating up to $1.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified development and regulatory approval milestones and approximately $2.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified sales milestones. The Company is also obligated to pay low single-digit royalties to OSIF based on net sales by the Company and its affiliates and sublicensees of each product covered by the OSIF licensed patent rights. In addition, in the event the Company sublicenses the OSIF licensed patent rights, the Company is obligated to pay OSIF a specified portion of income received from sublicensing. As of June 30, 2022, the Company has paid $0.5 million to OSIF under the license agreement.

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

The Company recorded lease liabilities and ROU lease assets for the New Boulder Lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The option to extend the New Boulder Lease was not recognized as part of the Company’s lease liability and ROU lease asset, as such extensions are not reasonably certain to occur. As of June 30, 2022, the weighted-average remaining lease term and the weighted-average discount rate for the New Boulder Lease was 7.8 years and 6%, respectively. Rent expense under the New Boulder Lease was $101,000 and $168,000 for the three and six months ended June 30, 2022, respectively and $0 for the three and six months ended June 30, 2021. Tenant improvements totaling $822,000 incurred during the six months ended June 30, 2022 are expected to be reimbursed by the lessor during the year ended December 31, 2022.

As of December 31, 2021, future minimum lease payments totaled $141,000, all of which will be paid in 2022. Future minimum lease payments under the New Boulder Lease as of June 30, 2022 are as follows (in thousands):

Year Ending December 31,
2022, remainder	$—
2023	328
2024	446
2025	457
2026	468
Thereafter	1,602
Total undiscounted future minimum lease payments	3,301
Less: discount	739
Less: tenant improvement receivable	822
Total lease liability	$1,740

The Company additionally leases office and lab space under lease agreements which were extended in July 2022, to expire in August 2023. These leases were excluded from our lease liability and ROU asset calculations due to their short-term nature. Future minimum lease payments under these short-term leases as of June 30, 2022 total $33,000, all of which will be paid through the end of fiscal year 2022. Total rent expense under these short term leases were $54,000 and $108,000 for the three and six months ended June 30, 2022, respectively and $22,000 and $44,000 for the three and six months ended June 30, 2021.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three and six months ended June 30, 2022 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2022.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(16,067)	$(10,353)	$(30,727)	$(17,168)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	49,622,752	49,258,449	49,583,886	25,540,922
Net loss per share, basic and diluted	$(0.32)	$(0.21)	$(0.62)	$(0.67)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	9,023,773	7,649,179	9,056,687	7,511,020
Unvested restricted stock units	176,724	—	88,850	—
Convertible preferred stock	—	—	—	17,484,116
Total	9,200,497	7,649,179	9,145,537	24,995,136

NOTE 7  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Accrued research and development costs	$3,456	$3,470
Accrued other	804	411
Total accrued other expenses	$4,260	$3,881

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for severe, rare muscle disorders for which there is significant unmet medical need. Guided by our holistic drug discovery approach to targeting the muscle as an organ, we have combined our foundational expertise in muscle biology and small molecule engineering to build our proprietary, muscle focused drug discovery platform. Our platform utilizes custom-built high throughput and translatable systems that measure integrated muscle function in whole organ extracts to identify small molecule precision medicines regulating key proteins in muscle tissue, initially focused on addressing rare neuromuscular and cardiac diseases. Our lead candidate, EDG-5506, is an orally administered allosteric, selective, fast myofiber (type II) myosin small molecule inhibitor designed to address the root cause of dystrophinopathies including Duchenne muscular dystrophy (DMD) and Becker muscular dystrophy (BMD), and recently completed a Phase 1 clinical trial and began a Phase 2 clinical trial. We have developed and characterized a library of selective fast skeletal myosin inhibitors exhibiting a broad range of pharmacological and pharmacokinetic (PK) properties.

We are also developing a second muscle-focused precision medicine that focuses on identification of novel mechanism cardiac modulators as part of our EDG-002 program. We are initially pursuing a new target for inherited hypertrophic cardiomyopathy (HCM) in addition to exploring the potential of this novel mechanism across other cardiac disorders. Our preliminary preclinical studies have generated promising data, such that our EDG-002 program has the potential to yield molecules that could become a new therapeutic option for the treatment of HCM as well as other cardiac disorders. We plan to initiate IND-enabling studies in 2022. We believe our programs also offer substantial opportunities for us to expand into related rare diseases for which there are limited or no approved treatments. While EDG-002 is an important preclinical program to us, we have not needed to devote significant financial resources to this program to date since it is still in preclinical development and has not yet advanced into clinical trials.

In October 2021, we announced positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial. In addition, in January 2022, we announced positive topline results from the BMD, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and PD of EDG-5506. We have fully enrolled an open-label, single-center study that will assess the safety and PK of EDG-5506 over one year in adults with BMD and in June 2022, announced positive interim 2-month results from the ongoing study. We initiated a Phase 2 trial in individuals with BMD in July 2022 and anticipate initiation of a Phase 2 trial in boys with DMD in the second half of 2022.

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

We have incurred significant losses since the commencement of our operations. Our net losses were $16.1 million and $30.7 million for the three and six months ended June 30, 2022, respectively and $10.4 million and $17.2 million for the three and six months ended June 30, 2021, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of June 30, 2022, we had an accumulated deficit of $107.7 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and an initial public offering (IPO) of our common stock. From inception through June 30, 2022, these private placements have provided gross proceeds of $160.7 million and the IPO generated net proceeds of $186.1 million. We believe that our existing cash and cash equivalents and marketable securities of $248.4 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

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

Components of Our Results of Operations

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates. We record research and development expenses when these are incurred. Such expenses include:

●	employee and external consultant-related expenses including salaries, bonuses, benefits and stock-based compensation expense for employees engaged in research and development functions;
●	external expenses incurred in connection with the clinical development of our product candidates including under agreements with third parties, such as consultants and contract research organizations (CROs);

●	the cost of external manufacturing drug products for use in our preclinical studies and ongoing and planned clinical trials including under agreements with third parties such as consultants and contract development and manufacturing organizations (CDMOs);
●	expenses incurred in connection with the preclinical development of our product candidates including external, or outsourced professional scientific development services, consulting research fees and payments made under sponsored research arrangements with third parties;
●	laboratory supplies;
●	facilities, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities;
●	expenses related to compliance with regulatory requirements; and
●	payments made under third-party licensing agreements.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$12,402	$7,861	$4,541
General and administrative	4,089	2,599	1,490
Total operating expenses	16,491	10,460	6,031
Loss from operations
Interest income	424	107	317
Net loss	$16,067	$10,353	$5,714

Research and development expenses

The following table summarizes our research and development expenses:

	Three months ended June 30,
	2022	2021	Change

	(in thousands)
External research and development expenses:
EDG-5506 clinical program	$4,762	$4,205	$557
Discovery and preclinical	3,708	1,327	2,381
Internal costs, including personnel related	3,932	2,329	1,603
Total research and development expenses	$12,402	$7,861	$4,541

Research and development expenses were $12.4 million and $7.9 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $4.5 million was primarily driven by $0.6 million of higher external research and development expenses related to our EDG-5506 clinical program including clinical trial costs and product candidate manufacturing costs to support current and future trials, an increase of $2.4 million related to increased drug discovery and preclinical development of our EDG-002 program and an increase of $1.6 million in employee-related costs to support the growth of our research and development programs.

General and administrative expenses

General and administrative expenses were $4.1 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $1.5 million was primarily due to $0.8 million in increased employee-related costs from increased headcount and stock-based compensation and $0.7 million in increased professional and consulting and other administrative costs.

Interest income

Interest income was $424,000 and $107,000 for the three months ended June 30, 2022 and 2021, respectively. The increase of $317,000 was primarily due to higher interest rates on our marketable securities balances during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$23,526	$13,221	$10,305
General and administrative	7,791	4,096	3,695
Total operating expenses	31,317	17,317	14,000
Loss from operations
Interest income	590	149	441
Net loss	$30,727	$17,168	$13,559

Research and development expenses

The following table summarizes our research and development expenses:

	Six Months Ended
	2022	2021	Change

	(in thousands)
External research and development expenses:
EDG-5506 clinical program	$8,775	$6,825	$1,950
Discovery and preclinical	7,071	2,427	4,644
Internal costs, including personnel related	7,680	3,969	3,711
Total research and development expenses	$23,526	$13,221	$10,305

Research and development expenses were $23.5 million and $13.2 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $10.3 million was primarily driven by $2.0 million of higher external research and development expenses related to our EDG-5506 clinical program including clinical trial costs and product candidate manufacturing costs to support current and future trials, an increase of $4.6 million related to increased drug discovery and preclinical development of our EDG-002 program and an increase of $3.7 million in employee-related costs to support the growth of our research and development programs.

General and administrative expenses

General and administrative expenses were $7.8 million and $4.1 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $3.7 million was primarily related to $1.8 million in increased employee-related costs from increased headcount, $1.3 million in increased professional and consulting costs and $0.6 million in increased directors and officers insurance.

Interest income

Interest income was $590,000 and $149,000 for the six months ended June 30, 2022 and 2021, respectively. The increase of $441,000 was primarily due to higher interest rates on our marketable securities balances during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of convertible preferred stock and the initial public offering of our common stock. Through June 30, 2022, we had received gross proceeds of $160.7 million from the sale of convertible preferred stock and $186.1 million in net proceeds from the initial public offering of our common stock. As of June 30, 2022, we had cash, cash equivalents and marketable securities in the amount of $248.4 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(28,817)	$(15,826)
Net cash provided by (used in) investing activities	31,340	(224,740)
Net cash provided by financing activities	252	186,054
Net increase (decrease) in cash and cash equivalents	$2,775	$(54,512)

Operating activities

Cash used in operating activities during the six months ended June 30, 2022 was primarily driven by our net loss for the period of $30.7 million, and was also impacted by changes in operating assets and liabilities which increased net working capital by $3.5 million. Cash used in operating activities was reduced by non-cash charges of $5.4 million relating to stock-based compensation expense of $4.0 million, amortization of premium and accretion of discounts, net on marketable securities of $1.1 million, depreciation of $0.2 million and amortization of right-of-use asset of $0.1 million.

Cash used in operating activities during the six months ended June 30, 2021 was primarily driven by our net loss for the period of $17.2 million, and was also impacted by changes in operating assets and liabilities which decreased net working capital by $0.2 million. Cash used in operating activities was reduced by non-cash charges of $1.1 million relating to stock-based compensation expense of $1.0 million and depreciation of $0.1 million.

Investing activities

Cash provided by investing activities during the six months ended June 30, 2022 amounted to $31.3 million which was due to $96.6 million in maturities of marketable securities and $13.3 million in sales of marketable securities, which was partially offset by $77.7 million in purchases of marketable securities and $0.9 million for purchases of equipment.

Cash used in investing activities during the six months ended June 30, 2021 amounted to $224.7 million which was due to $231.8 million in purchases of marketable securities, $7.2 million in maturities of marketable securities and $0.1 million for purchases of equipment.

Financing activities

Cash provided by financing activities during the six months ended June 30, 2022 was $0.3 million, which was due to cash proceeds of $328,000 from the issuance of common stock upon the exercise of stock options, $254,000 for the payment of deferred offering costs and $178,000 in proceeds from the employee stock purchase plan.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	the scope, progress, results and costs of researching and developing our product candidates including
●	conducting preclinical studies and clinical trials;
●	the costs, timing and outcome of regulatory review of our product candidates;

●	the number and characteristics of other product candidates that we pursue;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the costs of manufacturing commercial-grade products and sufficient inventory to support commercial launch;
●	the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
●	the cost and timing of hiring new employees to support our continued growth;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the effect of competing products that may limit market penetration of our products;
●	the ability to establish and maintain collaborations on favorable terms, if at all;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any;
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
●	the compliance and administrative costs associated with being a public company;
●	the effects of inflation on our business operations; and
●	the extent to which we acquire or invest in businesses, products, or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on February 24, 2022 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three and six months ended June 30, 2022, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K filed on February 24, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022.

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

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:

●	We are early in our development efforts, with a limited operating history, and have no products approved for commercial sale.

●	We have not generated any revenue to date, have incurred significant net losses since our inception, and expect to continue to incur significant net losses for the foreseeable future.

●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates.

●	We will require substantial additional capital to finance our operations before we are able to generate any revenue.

●	Our operations and financial results could be adversely impacted by the coronavirus disease (COVID-19) pandemic in the United States and the rest of the world.

●	We are substantially dependent on the success of our lead product candidate, EDG-5506, for which we initiated a Phase 2 clinical trial in July 2022. If we are unable to complete development of, obtain approval for and commercialize EDG-5506 for one or more indications in a timely manner, our business will be harmed.

●	Our prospects depend in part upon discovering, developing and commercializing product candidates such as our EDG-002 program and discovering, developing and commercializing product candidates in future programs.

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA) or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results.

●	We have limited resources and are currently focusing the majority of our efforts on developing EDG-5506 for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted. In particular, we face competition for patients with DMD from companies that produce corticosteroids and exon skipping drugs, companies that are targeting dystrophin mechanisms and non-dystrophin mechanisms and companies that are developing gene therapies.

●	We rely on third parties to conduct our preclinical studies, clinical trials, and manufacturing, and these third parties may not perform satisfactorily.

●	Our success depends on our ability to protect our intellectual property as well as to operate without infringing the intellectual property rights of third parties.

●	If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

Risks Related to Our Financial Position, Need for Additional Capital and Limited Operating History

We are early in our development efforts, with a limited operating history, and we have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.

We are an early clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are developing precision medicines for rare neuromuscular diseases which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. We commenced operations in 2017, have no products approved for commercial sale and have not generated any revenue. Most of our product candidates are still in preclinical development and have never been tested in human subjects. In July 2022, we initiated a Phase 2 clinical trial for our lead product candidate, EDG-5506, and have not initiated clinical trials for any other product candidate. Since our inception in 2017, we have devoted substantially all of our focus and financial resources to discovering, identifying and developing potential product candidates, including advancing our development programs, conducting preclinical studies of our product candidates and initiating clinical trials, organizing and staffing our company, business planning, raising capital and securing related intellectual property rights.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock. Our net loss was $16.1 million and $30.7 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we had an accumulated deficit of $107.7 million. Our lead product candidate, EDG-5506, recently completed a Phase 1 clinical trial, and we initiated a Phase 2 trial in individuals with BMD July 2022 and anticipate initiation of a Phase 2 trial in boys with DMD in the second half of 2022. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Our business depends entirely on the successful discovery, development, regulatory approval and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve several objectives, including:

•	successful and timely completion of preclinical and clinical development of EDG-5506, our EDG-002 research program, and our other future product candidates and programs;
•

establishing and maintaining relationships with CROs and clinical sites for the clinical development of EDG-5506, product candidates from our EDG-002 program and any other future product candidates and programs;

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

As of June 30, 2022, we had $248.4 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. We filed: (i) on April 1, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000; and (ii) on May 5, 2022, a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $125 million of our common stock from time to time through an “at-the-market” program under the Securities Act. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, EDG-5506 and advance our other programs as well as develop our proprietary drug discovery platform. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency (EMA) or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated preclinical studies and clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We are not permitted to market or promote EDG-5506, or any other product candidate, before we receive marketing approval from the FDA. We also expect to incur costs associated with operating as a public company. Our cash, cash equivalents and marketable securities will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise additional capital to complete the development and commercialization of our products. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

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

Until such time, if ever, as we can generate substantial revenues, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We filed: (i) on April 1, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000; and (ii) on May 5, 2022, a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $125 million of our common stock from time to time through an “at-the-market” program under the Securities Act. However, we do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidate, EDG-5506. If we are unable to complete further development of, obtain approval for and commercialize EDG-5506 for one or more indications in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize EDG-5506, our lead product candidate. We are investing the majority of our efforts and financial resources in the research and development of EDG-5506. In October 2020, we initiated a Phase 1 clinical trial to evaluate the safety and tolerability of EDG-5506 in HVs. This was our first clinical trial, and EDG-5506 had not previously been tested in humans. In addition, we are pursuing EDG-5506 in BMD for which there are no animal models of the human disease and therefore the animal models may not be predictive for human disease outcomes. We announced in October 2021 positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial. In addition, we announced in January 2022 positive topline results from the BMD, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and PD of EDG-5506. We also announced positive interim results from the ARCH open label study of EDG-5506 in adults with BMD. We initiated a Phase 2 trial in individuals with BMD in July 2022 and anticipate initation of a Phase 2 trial in boys with DMD in the second half of 2022.

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

In addition to EDG-5506, our prospects depend in part upon developing and commercializing a product candidate from our EDG-002 program and discovering, developing and commercializing product candidates in future programs, which may fail or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for and commercialize a product candidate from our research program, EDG-002, in addition to our lead product candidate, EDG-5506, as we have recently paused the development of EDG-5440, having completed IND-enabling studies, given the favorable profile of EDG-5506 to date. However, research and development related to novel therapeutics is inherently risky. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

Although we announced: (i) in October 2021 positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial; (ii) in January 2022, positive topline results from the BMD, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and PD of EDG-5506; and (iii) in June 2022, positive interim results from the ARCH open label study of ED-5506 in adults with BMD, our lead product candidate’s risk of failure is high. It is impossible to predict when or if EDG-5506 or any other product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate with substantial evidence the safety and efficacy of such product candidates.

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

Patients in our ongoing and planned clinical trials may in the future suffer other adverse events or other side effects not observed in our preclinical studies or previous clinical trials. For example, in the single ascending dose trial for EDG-5506, dose limiting somnolence was observed at the 135 mg level. In addition, in the multiple ascending dose trial for EDG-5506, the most common adverse events were dizziness and somnolence, all of which were mild and transient. In the Phase 1b clinical trial, the most common adverse event was dizziness, which was mild and transient and in the ARCH study of EDG-5506 in adults with BMD, the most common adverse events were dizziness and somnolence, which were generally mild and transient. EDG-5506 or other product candidates may be used in pediatric populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if EDG-5506 is studied in combination with other therapies, it may exacerbate adverse events associated with the therapy. Patients treated with EDG-5506 or our other product candidates may also be undergoing other therapies which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our EDG-5506 clinical trial will die or experience major clinical events either during the course of our clinical trials or after participating in such trials.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. Although we announced: (i) in October 2021, positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial; (ii) in January 2022, positive topline results from the BMD, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and PD of EDG-5506; and (iii) in June 2022, positive interim results from the ARCH open label study of EDG-5506 in adults with BMD, we do not know whether EDG-5506 will perform in current or future clinical trials as EDG-5506 has performed in preclinical studies or earlier clinical trials, nor do we know whether any product candidate in our EDG-002 program will perform in current or future preclinical studies or future clinical trials as it has in prior preclinical studies. Product candidates in clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

We are currently focusing the majority of our resources and efforts on developing EDG-5506. As a result, because we have limited resources, we may forgo or delay the pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential including product candidates from our EDG-002 program. In addition, while we currently have multiple compounds in our programs, we are focusing our efforts on select product candidates from each of these programs to develop as lead product candidates in each program. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for EDG-5506 and our EDG-002 program may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for EDG-5506 or the product candidates we are currently researching, such as those from our EDG-002 program, we may relinquish valuable rights to our product candidates or programs through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

We expect to face competition from existing products and products in development for each of our programs. Currently, approximately 70% of patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. and prednisone is also FDA-approved and is marketed by multiple companies. In March 2022, Santhera Pharmaceuticals in collaboration with ReveraGen Biopharma, commenced the NDA filing as a rolling submission for vamorolone, a steroid therapy for DMD. Acceptance of the NDA is contingent on the FDA’s review of the complete filing package. In addition, there are four FDA conditionally approved exon skipping drugs: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. In June 2022, PTC Therapeutics presented new topline results with Translarna (ataluren), for patients with nonsense mutation DMD, a subset of the disease that impacts between 10% and 15% of patients. It remains unclear if the data will lead to U.S. FDA approval of Translarna. Translarna has been conditionally approved in the European Union and Brazil for ambulatory patients aged 2 years and older with DMD resulting from a nonsense mutation in the dystrophin gene. Companies focused on developing treatments for DMD that target dystrophin mechanisms include Sarepta Therapeutics with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, PepGen, who announced, dosing of the first healthy volunteer participant in a Phase 1 SAD clinical trial of PGN-EDO51 in Canada for the treatment of DMD patients whose mutations are amenable to an exon 51 skipping approach, Dyne Therapeutics which announced that the U.S. FDA lifted their clinical hold and cleared their IND application to initiate a clinical trial with their proprietary antigen-binding oligonucleotide linker technology targeting patients with mutations amenable to skipping Exon 51, Avidity Biosciences, Inc., which is in preclinical development with an antibody oligonucleotide conjugate that targets dystrophin production, Entrada Therapeutics, Inc. which is in preclinical development with oligonucleotides that are designed to promote the skipping of exon mutations associated with DMD. In addition, several companies are developing gene therapies to treat DMD, including Genethon Company (GNT-0004), Pfizer Inc. (PF-06939926), Sarepta Therapeutics (SRP-9001 and Galgt2 gene therapy program), and Solid Biosciences Inc. (SGT-001). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD. In June 2022, Italfarmaco announced positive topline data from its completed Phase 3 trial with Givinostat, a histone deacetylase (HDAC) inhibitor, in boys with DMD. Italfarmaco plans to meet with U.S. and EU regulators to discuss the potential for marketing application submission for Givinostat. Moreover, in June 2021, Italfarmaco

released top line Phase 2 data for Givinostat in BMD. Givinostat did not show a significant difference in the primary endpoint compared to placebo. The future of this program in BMD is uncertain.

Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commeprcializing products in our field before we do.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the data from our ARCH open label study or Phase 2 clinical trials of EDG-5506. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we may introduce an alternative formulation of EDG-5506 of our Phase 2 clinical trials. We will also explore alternate formulations for use with pediatric patients, particularly DMD patients, who may have difficulty taking adult formulations. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

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

The effort to identify patients with diseases we seek to treat is in early stages and we cannot accurately predict the number of patients for whom treatment might be possible. A newborn screening initiative was put into place with the goal of identifying and providing care for every child born with muscular dystrophy and achieving Recommended Uniform Screening Panel (RUSP) status. An Ohio newborn screening (NBS) pilot developed a process to determine who should have genetic testing. A newborn screening pilot program in New York State tested this and other aspects of a comprehensive newborn screening program at a large scale. The pilot was completed in October 2021 and screened more than 36,000 babies born in New York State over two years. Four babies were confirmed to have Duchenne/Becker muscular dystrophy, and one baby was identified as a carrier female. In June 2022, Parent Project Muscular Dystrophy (PPMD), a nonprofit organization leading the fight to end DMD, announced that the organization submitted a nomination package to add DMD to the RUSP to the Advisory Committee on Heritable Disorders in Newborns and Children (ACHDNC). The RUSP package submission will now initiate the ACHDNC's review process. The review process typically takes more than a year and requires two key votes of experts in NBS to move forward. However, a scalable and cost-effective algorithm for accurately detecting muscular dystrophy which could be implemented at a national level may not be developed. In addition, the ACHDNC may decide not to add DMD to the RUSP. Furthermore, even if DMD is added to the RUSP, states may not be able to effectively implement a NBS program. This could reduce the identifiable patient population for the diseases we seek to treat and result in our therapies not being able to be initiated early on in patients.

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

In the United States, a broad variety of data protection laws and regulations may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, it is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new legislation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA), a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, the CPRA, and legislation proposed in other states. Similarly, in June 2021, Colorado enacted the Colorado Privacy Act (CPA), which takes effect on July 1, 2023, in March 2022, Utah enacted the Utah Consumer Privacy Act (UCPA), which takes effect on December 31, 2023 and in May 2022, Connecticut enacted the Act Concerning Personal Data Privacy and Online Monitoring (CPOMA), which takes effect on December 31, 2023. The U.S. federal government also is contemplating federal privacy legislation..

With the GDPR, CCPA, CPRA, CDPA, CPA, UCPA, CPOMA, and other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if third parties we work with, such as vendors or service providers, violate applicable laws or regulations or our policies, such violations may also put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our service providers to comply with our applicable policies or notices relating to privacy or data protection, our contractual or other obligations to third parties, or any of our other legal obligations relating to privacy or data protection, may result in governmental investigations or enforcement actions, litigation, claims and other proceedings, harm our reputation, and could result in significant liability.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In February 2022, the FDA announced that it will resume routine domestic surveillance inspections. The FDA also announced proceeding with previously planned foreign surveillance inspections that have received country clearance and are within the CDC’s Level 1 or Level 2 COVID-19 travel recommendation; otherwise, the inspection would be rescheduled, with the anticipated goal of resuming foreign prioritized inspections in April 2022. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or disruption occurs, it could significantly impact the ability of the FDA and other regulatory authorities to timely review and process our regulatory submissions and provide feedback on our clinical development plans, which could have a material adverse effect on our business and our anticipated timelines. Further, future government shutdowns or disruptions to normal operations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of June 30, 2022, we had 42 full-time employees. Of these employees, 33 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Inflation in the global economy could negatively impact our business and results of operations.

General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. General inflation, including rising prices for our [trial drug supply], CROs, CDMOs and rising salaries negatively impact our business by increasing our operating expenses. To the extent general inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.

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

No earlier than October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

No earlier than October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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
•

competition from existing and potential future products that compete with EDG-5506 and EDG-002 research programs and any of our other product candidates or programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

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

As of June 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 79.2% of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we filed: (i) on April 1, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000; and (ii) on May 5, 2022, a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $125 million of our common stock from time to time through an “at-the-market” program under the Securities Act. As of the date of this prospectus supplement, we had not sold any shares under our “at-the-market” program under the Securities Act.

Moreover, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares, under the Securities Act, would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. In addition, we filed a registration statement on Form S-8 to register shares of our common stock reserved for issuance under our equity compensation plans. As a result, shares registered under this registration statement will be available for sale in the public market subject to the satisfaction of applicable vesting arrangements and the exercise of such options and, in the case of our affiliates, the restrictions of Rule 144. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

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

Date: August 4, 2022

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ R. Michael Carruthers
Name:	R. Michael Carruthers
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)