Form 10-Q
period 2022-09-30
Edgewise Therapeutics, Inc.
filed 2022-11-03
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, there were 63,213,558 of the registrant’s ordinary shares outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

• the safety and efficacy of, and the ability of our preclinical studies and clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

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

• the timing, scope and likelihood of domestic and foreign regulatory filings and approvals, including timing of INDs and final FDA approval of EDG-5506, product candidates in our EDG-002 program and any other future product candidates;

• our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;

• our manufacturing, commercialization, operations and marketing capabilities, relationships with other businesses and other business strategies, systems and relationships;

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

• our competitive position and the success of competing product candidates and therapies that are or may become available;

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

EDGEWISE THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	As of	As of
	September 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$109,747	$15,566
Marketable securities, available for sale	255,075	265,223
Prepaid expenses and other assets	5,317	2,984
Total current assets	370,139	283,773

Property and equipment, net	5,428	912
Operating lease right-of-use asset	1,322	—
Other non-current assets	264	548

Total assets	$377,153	$285,233

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$5,757	$3,843
Accrued compensation	2,704	2,797
Accrued other expenses	4,626	3,881
Short-term debt	7	—
Operating lease liability, current portion	209	—
Total current liabilities	13,303	10,521
Long-term debt, net	59	—
Operating lease liability, net of current portion	2,387	—
Other long term liabilities	—	329

Total liabilities	15,749	10,850

Commitments and contingencies (see note 5)

Stockholders' equity:
Preferred stock, $.0001 par value per share; 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares authorized, 63,208,828 shares and 49,500,308 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	488,762	351,852
Accumulated other comprehensive loss	(2,179)	(514)
Accumulated deficit	(125,185)	(76,960)
Total stockholders' equity	361,404	274,383

Total liabilities and stockholders' equity	$377,153	$285,233

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Operating expenses
Research and development	$13,894	$9,880	$37,420	$23,101
General and administrative	4,368	3,196	12,159	7,292
Total operating expenses	18,262	13,076	49,579	30,393

Loss from operations	(18,262)	(13,076)	(49,579)	(30,393)

Other income
Interest income	764	127	1,354	276
Total other income	764	127	1,354	276

Net loss	(17,498)	(12,949)	(48,225)	(30,117)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	157	9	(1,665)	(24)
Total comprehensive loss	$(17,341)	$(12,940)	$(49,890)	$(30,141)

Net loss per share, basic and diluted	$(0.34)	$(0.26)	$(0.96)	$(0.90)
Weighted-average shares outstanding, basic and diluted	51,844,904	49,264,938	50,345,841	33,535,829

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Series A Convertible		Series B-1 Convertible		Series B-2 Convertible		Series C Convertible		Convertible				Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Paid-In Capital	(Loss) Income	Deficit	Total
Balance as of December 31, 2020	8,187,100	$15,484	7,888,392	$24,778	6,527,654	$25,056	12,954,423	$94,896	$160,214	1,009,479	$—	$727	$—	$(34,147)	$(33,420)
Convertible preferred stock converted into shares of common stock	(8,187,100)	(15,484)	(7,888,392)	(24,778)	(6,527,654)	(25,056)	(12,954,423)	(94,896)	(160,214)	35,557,569	4	160,210	—	—	160,214
Initial public offering of common stock, net of offering costs	—	—	—	—	—	—	—	—	—	12,650,000	1	186,147	—	—	186,148
Exercise of stock options	—	—	—	—	—	—	—	—	—	37,263	—	25	—	—	25
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	296	—	—	296
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,815)	(6,815)
Balance as of March 31, 2021	—	$—	—	$—	—	$—	—	$—	$—	49,254,311	$5	$347,405	$(54)	$(40,962)	$306,394
Exercise of stock options	—	—	—	—	—	—	—	—	—	7,684	—	5	—	—	5
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	687	—	—	687
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,353)	(10,353)
Balance as of June 30, 2021	—	$—	—	$—	—	$—	—	$—	$—	49,261,995	$5	$348,097	$(33)	$(51,315)	$296,754
Exercise of stock options	—	—	—	—	—	—	—	—	—	33,845	—	37	—	—	37
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	1,548	—	—	1,548
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,949)	(12,949)
Balance as of September 30, 2021	—	$—	—	$—	—	$—	—	$—	$—	49,295,840	$5	$349,682	$(24)	$(64,264)	$285,399

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	(Loss) Income	Deficit	Total
Balance as of December 31, 2021	49,500,308	$5	$351,852	$(514)	$(76,960)	$274,383
Exercise of stock options	55,998	—	73	—	—	73
Stock-based compensation	—	—	1,978	—	—	1,978
Other comprehensive loss	—	—	—	(1,418)	—	(1,418)
Net loss	—	—	—	—	(14,660)	(14,660)
Balance as of March 31, 2022	49,556,306	$5	$353,903	$(1,932)	$(91,620)	$260,356
Exercise of stock options	197,284	—	255	—	—	255
Purchase of common stock under employee stock purchase plan	26,775	—	178	—	—	178
Stock-based compensation	—	—	2,037	—	—	2,037
Other comprehensive loss	—	—	—	(404)	—	(404)
Net loss	—	—	—	—	(16,067)	(16,067)
Balance as of June 30, 2022	49,780,365	$5	$356,373	$(2,336)	$(107,687)	$246,355
Issuance of common stock, net of offering costs	13,372,093	1	129,164	—	—	129,165
Exercise of stock options	56,370	—	52	—	—	52
Stock-based compensation	—	—	3,173	—	—	3,173
Other comprehensive income	—	—	—	157	—	157
Net loss	—	—	—	—	(17,498)	(17,498)
Balance as of September 30, 2022	63,208,828	$6	$488,762	$(2,179)	$(125,185)	$361,404

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(48,225)	$(30,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	280	194
Stock-based compensation	7,188	2,531
Amortization (accretion) of premium (discount) on marketable securities, net	1,212	—
Amortization of right-of-use asset	166	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,731)	(1,951)
Accounts payable	(529)	1,103
Accrued compensation	(93)	855
Accrued other expenses	(191)	3,297
Lease liability	1,108	—
Net cash used in operating activities	(40,815)	(24,088)

Cash flows from investing activities
Purchases of marketable securities	(145,697)	(273,159)
Sales of marketable securities	26,045	—
Maturities of marketable securities	126,924	17,400
Purchases of property and equipment	(2,253)	(589)
Net cash provided by (used in) investing activities	5,019	(256,348)

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting discounts and commissions	129,720	—
Debt proceeds	35	—
Proceeds from initial public offering of common stock, net of underwriting discounts and commissions and offering costs	—	186,148
Payment of preferred stock issuance costs	—	(124)
Exercise of stock options	380	67
Payment of offering costs and deferred offering costs	(336)	—
Proceeds from Employee Stock Purchase Plan	178	—
Net cash provided by financing activities	129,977	186,091

Net change in cash and cash equivalents	94,181	(94,345)
Cash and cash equivalents at beginning of period	15,566	104,916
Cash and cash equivalents at end of period	$109,747	$10,571
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability, net of tenant improvement receivable	$1,488	$—
Property and equipment purchases included in accounts payable and accrued other expenses	$2,580	$—
Offering costs and deferred offering costs included in accounts payable and accrued other expenses	$470	$—
Property and equipment purchases included in debt	$32	$—
Conversion of convertible preferred stock upon closing of initial public offering	$—	$160,214

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

The Board of Directors of the Company discusses with management macro-economic and geopolitical developments, including COVID-19, the Russia-Ukraine conflict and inflation and the impact on the Company’s personnel, cybersecurity and sanctions so that the Company can be prepared to react to new developments as they arise. The Board and the management of the Company are carefully monitoring these developments and the resulting economic impact on its financial condition and results of operations.

Liquidity and Capital Resources

The Company has an accumulated deficit of $125.2 million and cash, cash equivalents and marketable securities of $364.8 million as of September 30, 2022. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. The Company filed: (i) on April 1, 2022, a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (SEC) that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000; and (ii) on May 5, 2022 a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $125 million of our common stock from time to time through an “at-the-market”

program under the Securities Act of 1933, as amended (Securities Act). As of September 30, 2022, the Company has not sold any shares under the “at the market” program.

On September 16, 2022, the Company closed an underwritten public offering of 13,372,093 shares of common stock at a public offering price of $10.32 per share (collectively with the underwriters’ option, the “September 2022 Offering”). The underwriters exercised in full their option to purchase 1,744,186 additional shares of common stock. The aggregate gross proceeds from the September 2022 Offering were $138.0 million, and the net proceeds were $129.2 million after deducting underwriting discounts and commissions of $8.3 million and offering expenses of $0.5 million.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $364.8 million of cash, cash equivalents and marketable securities on hand as of September 30, 2022 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2021, is derived from the Company’s audited financial statements. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

The accompanying interim unaudited condensed financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was filed with the SEC on February 24, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021 have been made.

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

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of September 30, 2022 and December 31, 2021 primarily consist of money market accounts and cash.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of September 30, 2022 and December 31, 2021 were $0.3 million and $0, respectively. Such costs are classified in other non-current assets in the accompanying balance sheets.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value. There were no impairment charges or long-lived assets disposed of during the three and nine months ended September 30, 2022 and 2021, respectively.

Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases.

Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if such deferred tax assets are deemed more likely than not that some or all of the deferred tax assets will not be realized. Historically, the Company has not recognized these potential benefits in its financial statements and has fully reserved for such net deferred tax assets, as its believes it is more likely than not that the full benefit of these net deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years. The Company evaluated its tax positions and determined it has no uncertain tax positions as of September 30, 2022.

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

Marketable Securities, Available For Sale

All marketable securities have been classified as “available-for-sale” and are carried at fair value, based upon quoted market prices. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, the Company may classify certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. Interest income, realized gains and losses, and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with the Company’s investment policy, management invests in money market funds, corporate bonds, commercial paper, asset-backed securities and government securities. The Company has not experienced any realized losses on its deposits of cash, cash equivalents, and marketable securities since inception.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of September 30, 2022
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$109,647	$—	$—	$109,647
Marketable securities, available for sale:
Asset-backed securities	Level 2	12,778	—	(65)	12,713
Corporate debt securities	Level 2	66,233	—	(898)	65,335
Commercial paper	Level 2	79,191	—	—	79,191
U.S. government treasury and agency securities	Level 2	54,228	—	(933)	53,295
Supranational and sovereign government securities	Level 2	44,824	10	(293)	44,541
Total financial assets		$366,901	$10	$(2,189)	$364,722

	As of December 31, 2021
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$15,466	$—	$—	$15,466
Marketable securities, available for sale:
Asset-backed securities	Level 2	36,681	—	(42)	36,639
Corporate debt securities	Level 2	88,084	—	(160)	87,924
Commercial paper	Level 2	58,970	—	—	58,970
U.S. government treasury and agency securities	Level 2	59,596	—	(222)	59,374
Supranational and sovereign government securities	Level 2	22,406	—	(90)	22,316
Total financial assets		$281,203	$—	$(514)	$280,689

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, U.S. government treasury and agency securities, and supranational and sovereign government securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the three and nine months ended September 30, 2022, there were no transfers of financial assets between Level 1 and Level 2. As of September 30, 2022, the remaining contractual maturities of $242.5 million of marketable securities were less than one year and $14.8 million were one to two years.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at September 30, 2022 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. The Company’s only element of other comprehensive loss was net unrealized gain (loss) on marketable securities.

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

NOTE 3  CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of September 30, 2022 the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

Common stockholders are entitled to dividends if and when declared by the Board of Directors of the Company and after any convertible preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote.

The Company had no convertible preferred stock outstanding as of September 30, 2022. Immediately prior to the completion of the IPO in March 2021, all outstanding shares of the Company’s convertible preferred stock were automatically converted into 35,557,569 shares of common stock.

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

The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any of its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to its employees, directors, and consultants and its subsidiary corporations’ employees and consultants. The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. A total of 5,040,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve will be increased by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (c) such other amount as the Company’s Board of Directors may determine. In

February 2022, the number of shares of common stock authorized for issuance under the 2021 Plan was increased from 5,040,000 to 7,515,015. As of September 30, 2022, 2,401,377 shares remained available for future grant under the 2021 Plan.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vest monthly over a four-year period that expires 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of September 30, 2022, 1,531,780 options were outstanding and exercisable. There were no options exercised during the three and nine months ended September 30, 2022.

Total stock-based compensation expense related to all equity awards granted was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development	$1,743	$1,055	$4,152	$1,670
General and administrative	1,430	493	3,036	861
Total stock-based compensation expense	$3,173	$1,548	$7,188	$2,531

Grant of stock options

During the nine months ended September 30, 2022, the Company issued 2,947,698 stock options with a fair value of $21.9 million that vest over a weighted average period of 3.8 years.

Restricted Stock Units

During the nine months ended September 30, 2022, the Company issued 268,031 restricted stock units with a fair value of $2.1 million that vest over a period of 3 years.

NOTE 5  COMMITMENTS AND CONTINGENCIES

License Agreements

On November 20, 2020 the Company exclusively licensed intellectual property from The Ohio State Innovation Foundation (OSIF) pursuant to a license agreement. Under the license agreement, the Company is obligated to make payments to OSIF aggregating up to $1.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified development and regulatory approval milestones and approximately $2.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified sales milestones. The Company is also obligated to pay low single-digit royalties to OSIF based on net sales by the Company and its affiliates and sublicensees of each product covered by the OSIF licensed patent rights. In addition, in the event the Company sublicenses the OSIF licensed patent rights, the Company is obligated to pay OSIF a specified portion of income received from sublicensing. As of September 30, 2022, the Company has paid $0.5 million to OSIF under the license agreement.

Lease Agreements

In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado (the “New Boulder Lease”) with aggregate payments of approximately $3.3 million over the initial 8.2-year term of the lease. The Company has the option to extend the New Boulder Lease for two additional terms of five years each. Further, the Company provided a standby letter of credit (LOC) of $0.8 million during the term of the lease as collateral for the Company’s obligations under the lease. Provided there has been no event of default by the Company during the initial 36-month term, the Company will replace the initial LOC with a replacement LOC in the amount of $0.5 million. The lease agreement includes a tenant improvement allowance for $1.0 million of construction costs to be reimbursed by the lessor and up to an additional $2.0 million (the “Finish Allowance”) of tenant improvement reimbursements as debt (see Note 8). The Company is obligated to pay the lessor an amount not to exceed 5% of the net rents from the property for operating costs. Such amounts are not included in the measurement of the lease liability and are recognized as variable lease expense when they are incurred. Variable lease expense under the New

Boulder Lease was $17,000 for the three and nine months ended September 30, 2022 and $0 for the three and nine months ended September 30, 2021. The New Boulder Lease is classified as an operating lease.

In September 2022, we exercised an option in the New Boulder Lease to occupy an additional 9,624 square feet of office and laboratory space (the “Expansion Space”). The lessor will deliver the Expansion Space on the earlier of January 1, 2023 or within three business days after the existing tenant vacates and surrenders legal possession. On the delivery date, the Company will receive an improvement allowance in the same amount per square foot provided for the original premises, pro-rated for the reduced term of the lease with respect to the Expansion Space. Base rent under the New Boulder Lease will be increased on a pro rata basis (at the same per square foot rental rate) based on the additional square footage of the Expansion Space. The option exercised for the Expansion Space was not recognized as part of the Company’s lease liability and ROU lease asset, as the Company does not yet have control over the Expansion Space.

The Company recorded a lease liability and ROU lease asset for the New Boulder Lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The option to extend the New Boulder Lease was not recognized as part of the Company’s lease liability and ROU lease asset, as such extensions are not reasonably certain to occur. As of September 30, 2022, the weighted-average remaining lease term and the weighted-average discount rate for the New Boulder Lease was 7.5 years and 6%, respectively. Rent expense under the New Boulder Lease was $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively and $0 for the three and nine months ended September 30, 2021. Tenant improvements totaling $1.0 million were incurred by the Company and reimbursed by the lessor during the nine months ended September 30, 2022.

As of December 31, 2021, future minimum lease payments totaled $141,000, all of which will be paid in 2022. Future minimum lease payments under the New Boulder Lease as of September 30, 2022 are as follows (in thousands):

Year Ending December 31,
2022, remainder	$—
2023	328
2024	446
2025	457
2026	468
Thereafter	1,602
Total undiscounted future minimum lease payments	3,301
Less: discount	705
Total lease liability	$2,596

The Company additionally leases office and lab space under lease agreements which were extended in July 2022, to expire in August 2023. These leases were excluded from our lease liability and ROU asset calculations due to their short-term nature. Future minimum lease payments under these short-term leases as of September 30, 2022 total $38,000, all of which will be paid through the end of fiscal year 2022. Total rent expense under these short term leases were $72,000 and $180,000 for the three and nine months ended September 30, 2022, respectively and $22,000 and $66,000 for the three and nine months ended September 30, 2021.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2022 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2022.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator
Net loss	$(17,498)	$(12,949)	$(48,225)	$(30,117)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	51,844,904	49,264,938	50,345,841	33,535,829
Net loss per share, basic and diluted	$(0.34)	$(0.26)	$(0.96)	$(0.90)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	10,552,535	8,517,684	9,548,973	7,844,677
Unvested restricted stock units	268,031	—	149,233	—
Convertible preferred stock	—	—	—	11,592,033
Total	10,820,566	8,517,684	9,698,206	19,436,710

NOTE 7  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Laboratory equipment	$1,861	$1,339
Computers and software	281	275
Construction in process	4,263	—
Property and equipment - at cost	6,405	1,614
Less: accumulated depreciation	(977)	(702)
Property and equipment - net	$5,428	$912

Depreciation expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively and $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively.

NOTE 8  DEBT

Pursuant to the Finish Allowance associated with the New Boulder Lease, the Company may request up to $2.0 million of tenant improvement reimbursements from the lessor. Reimbursements received by the Company are repaid to the lessor monthly at 6% interest during the initial term of the lease, maturing in March 2030. During the nine months ended September 30, 2022, $0.1 million in reimbursements were received by the Company under the Finish Allowance.

Future minimum principal payments under the Finish Allowance as of September 30, 2022 are as follows (in thousands):

Year Ending December 31,
2022, remainder	$2
2023	7
2024	8
2025	8
2026	9
Thereafter	32
Total future minimum principal payments	$66

NOTE 9  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Accrued research and development costs	$3,533	$3,470
Accrued other	1,093	411
Total accrued other expenses	$4,626	$3,881

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

In October 2021, we announced positive topline results from the multiple ascending dose (MAD) portion of a first-in-human Phase 1, HV clinical trial. In addition, in January 2022, we announced positive topline results from the BMD, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and PD of EDG-5506. We have fully enrolled an open-label, single-center study that will assess the safety and PK of EDG-5506 over one year in adults with BMD and in October 2022, announced positive interim 6-month results from the ongoing study. We initiated a Phase 2 clinical trial in individuals with BMD in July 2022 and initiated our Phase 2 clinical trial in children with DMD in October 2022.

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

We have incurred significant losses since the commencement of our operations. Our net losses were $17.5 million and $48.2 million for the three and nine months ended September 30, 2022, respectively and $12.9 million and $30.1 million for the three and nine months ended September 30, 2021, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of September 30, 2022, we had an accumulated deficit of $125.2 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, and public offerings of our common stock. From inception through September 30, 2022, these private placements have provided gross proceeds of $160.7 million, and the initial public offering and follow-on public offering of our common stock have generated net proceeds of $315.3 million. We believe that our existing cash and cash equivalents and marketable securities of $364.8 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) outbreak a global pandemic. To limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended their operating activities. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted our productivity, have resulted in increased operational expenses, certain adjustments to the operations of our clinical trial, delays in the enrollment of new patients at our clinical trial site, and delays in certain supply chain activities and collecting and analyzing data from patients in our clinical trial. As the COVID-19 pandemic continues and new variants emerge, it may further disrupt our business and delay our development programs and regulatory timelines, the magnitude of which will depend, in part, on the length and severity of any restrictions and other limitations on our ability to conduct business in the ordinary course as well as the spread, severity and potential resurgence of COVID-19, the impact of new COVID-19 variants, and vaccination deployment efforts. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trial and other related business activities.

We are also monitoring other macro-economic and geopolitical developments, such as the Russia-Ukraine conflict, inflation, cybersecurity risks and sanctions so that the Company can be prepared to react to new developments as they arise. We are carefully monitoring these developments, as well as the COVID-19 pandemic, and the resulting economic impact.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. We initiated a Phase 2 clinical trial in individuals with BMD in July 2022 and a Phase 2 clinical trial in children with DMD in October 2022. As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance EDG-5506 through clinical trials and additional product candidates enter clinical trials; continue to develop our proprietary drug discovery platform; continue to discover and develop additional product candidates; and hire additional personnel.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$13,894	$9,880	$4,014
General and administrative	4,368	3,196	1,172
Total operating expenses	18,262	13,076	5,186
Loss from operations
Interest income	764	127	637
Net loss	$17,498	$12,949	$4,549

Research and development expenses

The following table summarizes our research and development expenses:

	Three months ended September 30,
	2022	2021	Change

	(in thousands)
External research and development expenses:
EDG-5506 clinical program	$4,836	$4,669	$167
Discovery and preclinical	4,193	1,809	2,384
Internal costs, including personnel related	4,865	3,402	1,463
Total research and development expenses	$13,894	$9,880	$4,014

Research and development expenses were $13.9 million and $9.9 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $4.0 million was primarily driven by an increase of $2.4 million related to increased drug discovery and preclinical development of our EDG-002 program, an increase of $1.5 million in employee-related costs to support the growth of our research and development programs and an increase of $0.2 million of higher external research and development expenses related to our EDG-5506 clinical program including clinical trial costs and product candidate manufacturing costs to support current and future trials.

General and administrative expenses

General and administrative expenses were $4.4 million and $3.2 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $1.2 million was primarily due to $1.1 million in increased employee-related costs from increased headcount and stock-based compensation and $0.1 million in increased professional and consulting and other administrative costs.

Interest income

Interest income was $0.8 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $0.6 million was primarily due to higher interest rates on our marketable securities balances during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$37,420	$23,101	$14,319
General and administrative	12,159	7,292	4,867
Total operating expenses	49,579	30,393	19,186
Loss from operations
Interest income	1,354	276	1,078
Net loss	$48,225	$30,117	$18,108

Research and development expenses

The following table summarizes our research and development expenses:

	Nine months ended September 30,
	2022	2021	Change

	(in thousands)
External research and development expenses:
EDG-5506 clinical program	$13,612	$11,198	$2,414
Discovery and preclinical	11,263	4,516	6,747
Internal costs, including personnel related	12,545	7,387	5,158
Total research and development expenses	$37,420	$23,101	$14,319

Research and development expenses were $37.4 million and $23.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $14.3 million was primarily driven by an increase of $6.7 million related to increased drug discovery and preclinical development of our EDG-002 program, an increase of $5.2 million in employee-related costs to support the growth of our research and development programs and $2.4 million of higher external research and development expenses related to our EDG-5506 clinical program including clinical trial costs and product candidate manufacturing costs to support current and future trials.

General and administrative expenses

General and administrative expenses were $12.2 million and $7.3 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $4.9 million was primarily related to $2.8 million in increased employee-related costs from increased headcount, $1.5 million in increased professional and consulting costs and $0.6 million in increased directors and officers insurance.

Interest income

Interest income was $1.4 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $1.1 million was primarily due to higher interest rates on our marketable securities balances during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception through September 30, 2022, these private placements have provided gross proceeds of $160.7 million, and the initial public offering and follow-on public offering of our common stock have generated net proceeds of $315.3 million. As of September 30, 2022, we had cash, cash equivalents and marketable securities in the amount of $364.8 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(40,815)	$(24,088)
Net cash provided by (used in) investing activities	5,019	(256,348)
Net cash provided by financing activities	129,977	186,091
Net increase (decrease) in cash and cash equivalents	$94,181	$(94,345)

Operating activities

Cash used in operating activities during the nine months ended September 30, 2022 was primarily driven by our net loss for the period of $48.2 million, and was also impacted by changes in operating assets and liabilities which increased net working capital by $1.4 million. Cash used in operating activities was reduced by non-cash charges of $8.9 million relating to stock-based compensation expense of $7.2 million, amortization of premium and accretion of discounts, net on marketable securities of $1.2 million, depreciation of $0.3 million and amortization of right-of-use asset of $0.2 million.

Cash used in operating activities during the nine months ended September 30, 2021 was primarily driven by our net loss for the period of $30.1 million, and was also impacted by changes in operating assets and liabilities which decreased net working capital by $3.3 million. Cash used in operating activities was reduced by non-cash charges of $2.7 million relating to stock-based compensation expense of $2.5 million and depreciation of $0.2 million.

Investing activities

Cash provided by investing activities during the nine months ended September 30, 2022 amounted to $5.0 million which was due to $126.9 million in maturities of marketable securities and $26.0 million in sales of marketable securities, which was partially offset by $145.7 million in purchases of marketable securities and $2.3 million for purchases of equipment.

Cash used in investing activities during the nine months ended September 30, 2021 amounted to $256.3 million which was due to $273.2 million in purchases of marketable securities, $17.4 million in maturities of marketable securities and $0.6 million for purchases of equipment.

Financing activities

Cash provided by financing activities during the nine months ended September 30, 2022 was $130.0 million, which was due to $129.7 million in net proceeds from the September 2022 Offering, cash proceeds of $0.4 million from the issuance of common stock upon the exercise of stock options, $0.3 million for the payment of deferred offering costs and $0.2 million in proceeds from the employee stock purchase plan.

Cash provided by financing activities during the nine months ended September 30, 2021 was $186.1 million, primarily consisting of cash proceeds from the initial public offering of the Company’s common stock. In addition, we generated cash proceeds of $0.1 million from the issuance of common stock upon the exercise of stock options and paid $0.1 million in preferred stock issuance costs.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on February 24, 2022 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K filed on February 24, 2022.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2022 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock and public offerings of our common stock. Our net loss was $17.5 million and $48.2 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we had an accumulated deficit of $125.2 million. Our lead product candidate, EDG-5506, recently completed a Phase 1 clinical trial, and we initiated a

Phase 2 clinical trial in individuals with BMD July 2022 and a Phase 2 trial in children with DMD in October 2022. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of September 30, 2022, we had $364.8 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. We filed: (i) on April 1, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000; (ii) on May 5, 2022, a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $125 million of our common stock from time to time through an “at-the-market” program under the Securities Act; and (iii) on September 14, 2022, a prospectus supplement to the shelf registration statement pursuant to which we issued and sold $138.0 million of our common stock. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

In March 2020, the World Health Organization declared the coronavirus disease (COVID-19) outbreak a global pandemic. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended their operating activities. Disruptions caused by the COVID-19 pandemic impacted our productivity, resulted in increased operational expenses, certain adjustments to the operations of our clinical trial, delays in the enrollment of new patients at our clinical trial site, and delays in certain supply chain activities and collecting and analyzing data from patients in our clinical trial. We may experience disruptions as a result of COVID-19 that could severely impact our business and clinical trials, including:

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

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, our Phase 1 clinical trial of EDG-5506 was originally scheduled to begin in August 2020 at a trial unit in Nebraska. Just prior to this planned start, the CRO that operates that trial unit informed us that COVID-19 related issues would delay trial initiation for at least four months, which required us to locate, contract with, and prepare for trial initiation at a new trial site in San Antonio, Texas operated by a different CRO. In 2020, we switched from an international third-party manufacturer to a third-party manufacturer based in the United States to minimize manufacturing supply chain disruptions as a result of COVID-19. Changing our third-party manufacturer could result in delays in our manufacturing supply chain which could delay or otherwise impact our development of EDG-5506 and result in increased costs related to EDG-5506. Additionally, certain preclinical studies for our discovery research programs are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. We could also experience delays if our suppliers are delayed in delivering raw materials to our third-

party manufacturers. It is likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our clinical trials. For example, we experienced delays in enrolling patients for our Phase 1 clinical trial for EDG-5506. In addition, our clinical trial sites could experience delays in collecting, receiving and analyzing data from patients enrolled in our clinical trial for EDG-5506 due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trial and other related business activities.

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

Until such time, if ever, as we can generate substantial revenues, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We filed: (i) on April 1, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000; and (ii) on May 5, 2022, a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $125 million of our common stock from time to time through an “at-the-market” program under the Securities Act. In addition, on September 16, 2022, we closed the September 2022 Offering, in which our net proceeds were $129.2 million after deducting underwriting discounts and commissions and offering costs. However, we do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

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

Changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

We are subject to tax laws, regulations, and policies of the several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the United States recently enacted a 1% excise tax on certain stock buybacks and a 15% alternative minimum tax on adjusted financial statement income.  Further, many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidate, EDG-5506. If we are unable to complete further development of, obtain approval for and commercialize EDG-5506 for one or more indications in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize EDG-5506, our lead product candidate. We are investing the majority of our efforts and financial resources in the research and development of EDG-5506. In October 2020, we initiated a Phase 1 clinical trial to evaluate the safety and tolerability of EDG-5506 in HVs. This was our first clinical trial, and EDG-5506 had not previously been tested in humans. In addition, we are pursuing EDG-5506 in BMD for which there are no animal models of the human disease and therefore the animal models may not be predictive for human disease outcomes. We announced in October 2021 positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial. In addition, we announced in January 2022 positive topline results from the BMD, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and PD of EDG-5506. We also announced positive interim results from the ARCH open label study of EDG-5506 in adults with BMD. We initiated a Phase 2 clinical trial in individuals with BMD in July 2022 and a Phase 2 clinical trial in children with DMD in October 2022.

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

Although we announced: (i) in October 2021 positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial; (ii) in January 2022, positive topline results from the BMD, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and PD of EDG-5506; and (iii) in June 2022, positive interim results from the ARCH open label study of EDG-5506 in adults with BMD, our lead product candidate’s risk of failure is high. It is impossible to predict when or if EDG-5506 or any other product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate with substantial evidence the safety and efficacy of such product candidates.

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

Patients in our ongoing and planned clinical trials may in the future suffer other adverse events or other side effects not observed in our preclinical studies or previous clinical trials. For example, in the single ascending dose trial for EDG-5506, dose limiting somnolence was observed at the 135 mg level. In addition, in the MAD trial for EDG-5506, the most common adverse events were dizziness and somnolence, all of which were mild and transient. In the Phase 1b clinical trial, the most common adverse event was dizziness, which was mild and transient and in the ARCH study of EDG-5506 in adults with BMD, the most common adverse events were dizziness and somnolence, which were generally mild and transient. EDG-5506 or other product candidates may be used in pediatric populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if EDG-5506 is studied in combination with other therapies, it may exacerbate adverse events associated with the therapy. Patients treated with EDG-5506 or our other product candidates may also be undergoing other therapies which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our EDG-5506 clinical trial will die or experience major clinical events either during the course of our clinical trials or after participating in such trials.

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

Currently, we are conducting our open-label ARCH study of EDG-5506 at a single clinical trial site. Our Phase 2 clinical trials are being conducted at multiple sites. We may experience delays if our clinical trial sites limits their onsite staff or temporarily closes as a result of the COVID-19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from our EDG-5506 clinical trial and our regulatory submissions.

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

We expect to face competition from existing products and products in development for each of our programs. Approximately 70% of patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. and prednisone is also FDA-approved and is marketed by multiple companies. In March 2022, Santhera Pharmaceuticals in collaboration with ReveraGen Biopharma, commenced the NDA filing as a rolling submission for vamorolone, a steroid therapy for DMD. Acceptance of the NDA is contingent on the FDA’s review of the complete filing package. In addition, there are four FDA conditionally approved exon skipping drugs: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. In June 2022, PTC Therapeutics presented new topline results with Translarna (ataluren), for patients with nonsense mutation DMD, a subset of the disease that impacts between 10% and 15% of patients. It remains unclear if the data will lead to U.S. FDA approval of Translarna. Translarna has been conditionally approved in the European Union and Brazil for ambulatory patients aged 2 years and older with DMD resulting from a nonsense mutation in the dystrophin gene. Companies focused on developing treatments for DMD that target dystrophin mechanisms include Sarepta Therapeutics with SRP-5051, a peptide-linked PMO currently being evaluated in a Phase 2 clinical trial for patients amenable to Exon 51 skipping, PepGen, who announced, dosing of the first healthy volunteer participant in a Phase 1 SAD clinical trial of PGN-EDO51 in Canada for the treatment of DMD patients whose mutations are amenable to an exon 51 skipping approach, Dyne Therapeutics which announced that the U.S. FDA lifted their clinical hold and cleared their IND application to initiate a clinical trial with their proprietary antigen-binding oligonucleotide linker technology targeting patients with mutations amenable to skipping Exon 51, Avidity Biosciences, Inc., which received clearance to proceed with a Phase 1/2 clinical trial with an antibody oligonucleotide conjugate that targets dystrophin production, Entrada Therapeutics, Inc. which is in preclinical development with oligonucleotides that are designed to promote the skipping of exon mutations associated with DMD. In addition, several companies are developing gene therapies to treat DMD, including Genethon Company (GNT-0004), Pfizer Inc. (PF-06939926), Sarepta Therapeutics (SRP-9001 and Galgt2 gene therapy program), and Solid Biosciences Inc. (SGT-001). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD. In June 2022, Italfarmaco announced positive topline data from its completed Phase 3 trial with Givinostat, a histone deacetylase (HDAC) inhibitor, in boys with DMD. Italfarmaco plans to meet with U.S. and EU regulators to discuss the potential for marketing application submission for Givinostat. Moreover, in June 2021, Italfarmaco released top line Phase 2 data for Givinostat in BMD. Givinostat did not show a significant difference in the primary endpoint compared to placebo. The future of this program in BMD is uncertain.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the data from our ARCH open label study or Phase 2 clinical trials of EDG-5506. For example, on October 13, 2022, we announced positive 6-month interim results from the ARCH open label study of EDG-5506 in adults with BMD. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we may introduce an alternative formulation of EDG-5506 for our Phase 2 clinical trials. We will also explore alternate formulations for use with pediatric patients, particularly DMD patients, who may have difficulty taking adult formulations. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In February 2022, the FDA announced that it will resume routine domestic surveillance inspections. The FDA also announced proceeding with previously planned foreign surveillance inspections that have received country clearance and are within the CDC’s Level 1 or Level 2 COVID-19 travel recommendation; otherwise, the inspection would be rescheduled, with the anticipated goal of resuming foreign prioritized inspections in April 2022. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or disruption occurs, including due to travel restrictions, foreign COVID-19-related policies, staffing shortages or public health reasons, it could significantly impact the ability of the FDA and other regulatory authorities to timely review and process our regulatory submissions and provide feedback on our clinical development plans, which could have a material adverse effect on our business and our anticipated timelines. Further, future government shutdowns or disruptions to normal operations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff, particularly Alan Russell, our Co-Founder and Chief Scientific Officer. Additionally, the COVID-19 pandemic and wage inflation may interfere with our ability to hire or retain personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We do not maintain “key person” insurance for any of our executives or other employees. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

As of September 30, 2022, we had 50 full-time employees. Of these employees, 37 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. For example, in 2019, one our CROs experienced a cybersecurity breach which resulted in unauthorized access to certain of our preclinical data. We have received phishing attacks, and companies have, in general, experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic, and the increase in remote working further increases security threats. Additionally, cybersecurity researchers have observed increased cyberattack activity, and warned of heightened risks of cyberattacks, in connection with the military conflict in Ukraine. To the extent that any disruption or security incident were to result in any loss, destruction, unavailability, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our applications, any other data processed or maintained on our behalf or other assets, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data and other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Further, any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. General inflation, including rising prices for our trial drug supply, CROs, CDMOs and rising salaries negatively impact our business by increasing our operating expenses. To the extent general inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.

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

There are numerous U.S. and foreign issued patents and pending patent applications owned by third-parties in the fields in which we are developing our product candidates. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

As of September 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 57.3% of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Use of Proceeds from Public Offering of Common Stock

On September 16, 2022, we completed a follow-on offering and issued 13,372,093 shares of our common stock at a price to the public of $10.32 per share, including 1,744,186 shares of common stock issued in connection with the full exercise by the underwriters of their options to purchase additional shares of common stock. The aggregate gross proceeds from the follow-on offering were $138.0 million. After deducting underwriting discounts and commissions of $8.3 million and offering costs of $0.5 million, the net proceeds from the follow-on offering were approximately $129.2 million.

There has been no material change in the planned use of proceeds in our follow-on offering as described in our final prospectus filed with the SEC on September 14, 2022 pursuant to Rule 424(b)(5). We invested the funds received in interest-bearing investment-grade securities.

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

Date: November 3, 2022

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ R. Michael Carruthers
Name:	R. Michael Carruthers
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)