Form 10-K
period 2022-12-31
Edgewise Therapeutics, Inc.
filed 2023-02-23
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of registrant’s common equity held by non-affiliates of registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $247.9 million, based upon the closing sale price of the common stock as reported on The Nasdaq Global Select Market.

As of January 31, 2023, there were 63,262,464 of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement for the 2023 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the safety and efficacy of, and the ability of our preclinical studies and clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
●	our ability to utilize our proprietary drug discovery platform to develop a pipeline of product candidates to address muscle disorders;
●	the timing, progress and results of preclinical studies and clinical trials for EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and our research and development programs;
●	the timing, scope and likelihood of domestic and foreign regulatory filings and approvals, including timing of INDs and final FDA approval of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program and any other future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization, operations and marketing capabilities, relationships with other businesses and other business strategies, systems and relationships;
●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
●	the need to hire additional personnel and our ability to attract and retain such personnel;
●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting and our expectations regarding the implementation of newborn screening for muscular dystrophy;
●	our expectations regarding the approval and use of our product candidates in combination with other drugs;
●	our competitive position and the success of competing product candidates and therapies that are or may become available;
●	our estimates of the number of patients that we will enroll in our clinical trials;
●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our product candidates;
●	our ability to obtain and maintain regulatory approval of our product candidates;

●	our plans relating to the further development of our product candidates, including additional indications we may pursue;
●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;
●	our expectations regarding the impact of the COVID-19 pandemic on our business;
●	our expectation regarding the impact of the Russia/Ukraine conflict on our business;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	our continued reliance on third parties to conduct additional preclinical studies and planned clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
●	our relationships with patient advocacy groups, key opinion leaders, regulators, the research community and payors;
●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	the pricing and reimbursement of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program and other product candidates we may develop, if approved;
●	the rate and degree of market acceptance and clinical utility of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program and other product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing which may be impacted by many factors including inflation;
●	our financial performance;
●	the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	the impact of laws and regulations; and
●	our expectations regarding the period during which we will qualify as an emerging growth company under The Jumpstart Our Business Startups Act of 2012 and a smaller reporting company under the Securities Exchange Act of 1934, as amended.

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

Following completion of our Phase 1b study, we initiated and completed enrollment in the ARCH open label study evaluating EDG-5506 in 12 adult males with BMD. All those who participated in the Phase 1b first-in-human study of EDG-5506 also enrolled in the study. The study evaluated multiple doses of EDG-5506 administered daily over 12 months. Safety, PK, changes in biomarkers of muscle damage such as creatine kinase (CK) and fast skeletal muscle troponin (TNNI2), measures of function with North Star Ambulatory Assessments/ North Star Ambulatory Assessments Limb Girdle Type Muscular Dystrophies (NSAA/NSAD), time function tests and patient-reported outcomes, were evaluated. We reported data at the end of two months, four months and six months of treatment. Consistent with prior observations, treatment with EDG-5506 led to a significant decrease in key biomarkers of muscle damage when assessed by laboratory assays. EDG-5506 dosing led to a positive trend in NSAA scores. Of note, a similar trend was observed with the NSAD scores. EDG-5506 was well-tolerated in all participants with no discontinuations or dose reductions. The most common adverse events observed to date were dizziness, drowsiness, and headache. All participants have been dose escalated to daily 20 mg oral doses of EDG-5506.

The 6-month ARCH study data with EDG-5506 provided further support that reducing contraction-induced damage in dystrophic muscle has the potential to preserve and improve muscle function while preventing disease progression in dystrophinopathies.

We believe EDG-5506 has potential therapeutic utility as either a standalone or combination therapy for patients suffering from rare muscular dystrophies, if approved.

We have also identified a second muscle-focused potential precision medicine that focuses on identification of novel mechanism cardiac modulators. We are initially pursuing a new target with our lead product candidate for cardiomyopathy, EDG-7500, for inherited hypertrophic cardiomyopathy (HCM) in addition to exploring the potential of this novel mechanism across other cardiac disorders. Our preliminary preclinical studies have generated promising data. We have initiated IND-enabling studies and plan to file an IND in the third quarter of 2023.

Our EDG-003 cardiovascular discovery program also has the potential to yield novel molecules that could become new therapeutic options for a variety of other cardiac disorders. While EDG-003 is an important preclinical program to us, we have not needed to devote significant financial resources to this program to date since it is still in early discovery and has not advanced into clinical trials.

Our Pipeline

Using our proprietary drug discovery platform, we are developing a pipeline of precision medicine product candidates that target key muscle proteins and modulators to address a broad array of genetically defined muscle disorders. We have retained global development and commercialization rights to all of our programs. Our current pipeline is summarized below.

Our History and Team

We have assembled an experienced and highly motivated management team with a strong track record in the biotechnology and pharmaceutical industry. We are focused on building a leading, patient-centric, fully integrated global rare disease company. Members of our team have extensive expertise in muscle disorders, small molecule drug discovery and development and patient advocacy with proven track records at organizations including Alexion, Amgen, Array Biopharma, Catabasis, Cytokinetics, Genzyme, GlaxoSmithKline, Parent Project Muscular Dystrophy, Pfizer, Biogen and MyoKardia.

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

We are led by Kevin Koch, Ph.D., who has been in the life science industry for over 30 years with a focus on drug discovery, translational medicine and clinical development. Dr. Koch previously served as the Senior Vice President of Drug Discovery, Chemical and Molecular Therapeutics at Biogen where he managed global drug discovery and biomarker development. Dr. Koch was a co-founder of Array BioPharma, serving as President, Chief Scientific Officer and Board member from the company’s inception in 1998 to 2013. While there, he built a fully integrated research and development team that oversaw the invention of over 20 clinical development candidates across multiple therapeutic areas, several of which are now marketed medicines. Prior to Array, Dr. Koch held senior positions at Amgen and Pfizer Central Research. Additionally, our Chief Business Officer, Behrad Derakhshan, Ph.D., our Chief Financial Officer, R. Michael Carruthers, our Chief Medical Officer, Joanne Donovan, M.D., Ph.D., and our General Counsel, John Moore, each have more than 15 years of experience in drug research, clinical development, regulatory affairs, manufacturing, business development and commercialization of novel medicines, particularly in a range of devastating rare diseases. Additionally, we have recently appointed Marc Semigran, M.D., as Chief Development Officer. Dr. Semigran previously served as Chief Medical Officer and Senior Vice President of medical science at MyoKardia and as Chief Medical Officer of Renovacor. Dr. Semigran brings considerable clinical development and translational medicine experience as we prepare to advance our novel cardiac program into clinical development.

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

As a private company, we raised $160.7 million from leading institutional investors which include OrbiMed, Novo Holdings A/S, U.S. Venture Partners (USVP), Deerfield Management, Viking Global Investors, New Leaf Ventures, Janus Henderson Investors, RA Capital Management, Cormorant Asset Management, Logos Capital, Wellington Management, CureDuchenne Ventures and an undisclosed institutional investor. We also raised $186.1 million in net proceeds from our initial public offering in March 2021 and $129.2 in net proceeds from our follow-on public offering in September 2022 (the September 2022 Offering).

Our Strategy

Our vision is to improve the lives of patients and families suffering from rare muscle disorders by building the world’s leading muscle-focused, precision medicine company. Key components of our strategy to achieve this vision include:

●	Engaging comprehensively with patients and their families and physicians to develop trusted relationships, transparent communications, and become a leader in the muscular dystrophy stakeholder community. By positioning ourselves as a trusted partner that moves with thoughtful urgency, we will continue to work to understand the needs of patients in order to inform our development of EDG-5506 and other programs for neuromuscular and other diseases. We continue to seek to better appreciate the burden of disease from the patient perspective, understand the current standard of care and unmet needs in managing the disease and learn what is most meaningful to patients.
●	Leveraging clinical and regulatory precedents and our extensive experience in rare diseases to rapidly advance EDG-5506 through clinical development in DMD, BMD and other muscle diseases. Our lead product candidate, EDG-5506, is a modulator of fast (type II) skeletal muscle myosin designed to selectively limit injurious stress caused by lack of dystrophin. We plan to prioritize the development of EDG-5506 in DMD and BMD given the limited or lack of approved treatments and significant unmet medical need. In October 2020, we initiated our first Phase 1 clinical trial to evaluate the safety and tolerability of EDG-5506 in adult HVs (Phase 1a) and in adults with BMD (Phase 1b). Leveraging the aggregated Phase 1 safety and tolerability and exposure data, we initiated two Phase 2 clinical trials in 2022. The first clinical trial in BMD assesses longer duration safety and tolerability, exposure levels, changes to biomarkers of muscle breakdown and functional observations in an adolescent and adult patient population. The second clinical trial is a Phase 2 dose-ranging clinical trial in children with DMD. Assuming positive results, we also plan to explore the potential for breakthrough designation and/or an accelerated approval pathway. We believe EDG-5506 has a clear and predictable mechanism of action that will allow us to define objective clinical endpoints and leverage charted regulatory pathways to increase the likelihood of success of drug development and commercialization. We are also exploring the impact that fast skeletal myosin regulation may have on other skeletal muscle disorders common in adults, including slower-onset forms of muscle myopathies such as Limb-girdle muscular dystrophy (LGMD).

●	Investing in our precision medicine drug discovery platform to fuel the development of novel targeted therapies to expand our pipeline into additional skeletal and cardiac muscle disorders. Building upon our success in designing small molecule inhibitors of fast skeletal myosin, we are leveraging our proprietary drug discovery platform and capabilities to create precision medicines for muscle disorders with high levels of unmet need. In addition to EDG-5506, we are also advancing EDG-7500, and our preclinical program directed to cardiac disorders.
●	Integrating our scientific expertise, development capabilities and growing network of patient advocacy groups and collaborators to develop novel therapies addressing muscle diseases with the highest unmet need. Our company was founded based on an in-depth understanding of skeletal muscle disease and integrative physiology, coupled with our strong drug discovery capabilities and a desire to improve the lives of patients with rare muscle diseases. In addition to this expertise, we have established a growing network of key stakeholders, including patient advocacy groups, healthcare professionals, key opinion leaders, research institutions, regulators and payors, to ensure our efforts remain guided by the needs of patients suffering from rare muscle diseases. We will continue to work closely with these collaborators to inform our development programs and strategies to potentially bring transformational therapies to these communities as we build a patient-centric organization.
●	Opportunistically evaluating strategic collaborations and asset acquisition opportunities to accelerate development and commercialization timelines as well as potentially expand our pipeline within our core therapeutic areas. We have retained global development and commercialization rights to all of our programs and intend to maximize their commercial opportunity across global markets. We plan to collaborate on product candidates that we believe have promising utility in disease areas or patient populations that are better served by the resources or specific expertise of other biopharmaceutical companies. We currently intend to build a focused commercial organization in the United States to market any of our drug candidates that are approved. Outside the United States, we will evaluate strategic opportunities to maximize the commercial potential of our product candidates with collaborators whose development and commercial capabilities complement our own. We will also evaluate select external opportunities to strategically expand our pipeline.

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

Our Programs

EDG-5506 for Treatment of Patients with DMD and BMD

Overview

We are developing a muscle fiber stabilizing therapy that represents a novel mechanistic approach designed to address the root cause of dystrophin deficient muscular dystrophies. EDG-5506, our most advanced product candidate, is an orally administered, allosteric, selective, fast myofiber (type II) myosin inhibitor that is designed to be inactive against slow myofiber (type I) myosin present in both skeletal muscle and the heart. Our preclinical data for EDG-5506 in animal models with muscular dystrophy demonstrated that selective regulation of fast (type II) myofiber contraction protected muscle from damage, decreased systemic fibrosis and improved measures of muscle function including strength and physical activity. EDG-5506 was evaluated in a Phase 1 clinical trial designed to assess the safety, tolerability, and pharmacokinetics (PK) of EDG-5506 in adult HVs (Phase 1a) and in adults with BMD (Phase 1b). Our Phase 1a data in HVs demonstrated that EDG-5506 was generally well-tolerated and amenable to daily dosing. Our Phase 1b data in BMD individuals demonstrated proof of concept by showing a significant reduction in key biomarkers of muscle damage. We also initiated a Phase 2 clinical trial in individuals with BMD in July 2022 and initiated a Phase 2 clinical trial in children with DMD in October 2022. Type II myosin inhibition prevents muscle damage via a blockade of the biophysical stress response during normal muscle contractile activity thus stabilizing the muscle and protecting the muscle from damage. As such, it is a potentially complementary approach to dystrophin replacement strategies which stabilize muscle through the re-expression of a truncated but not fully functional dystrophin.

Absence of dystrophin in DMD causes muscle fiber membrane stress when muscles contract, leading to myofiber damage. By enhancing muscle stability and decreasing muscle damage, we believe EDG-5506 has the potential to improve outcomes across a broad range of DMD patients when used as a single agent. EDG-5506 may also provide a synergistic or additive effect in combination with available therapies and therapies currently in development, including dystrophin replacement gene therapies.

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

DMD predominantly occurs in boys and typically presents at three to five years of age through observation of missed functional milestones and Gowers’ sign (a finding from a medical examination that identifies weakness of the proximal hip muscles) due to symmetrical, proximal weakness in selective muscle groups in combination with calf hypertrophy and CK, a plasma protein biomarker linked to muscle damage, >10 times normal. Systemically circulating biomarkers of myofiber degeneration, such as CK and troponin I are significantly elevated from birth with maximal levels at approximately two years of age. Levels decrease with time, presumably as muscle mass is lost.

Loss of Ambulation

Clinical manifestations occur in a predictable pattern of loss of functional milestones: ability to rise from the floor, ability to climb stairs, ability to walk, upper limb function and respiratory function. Typically, boys begin to lose the ability to rise from the floor between the ages of seven and nine, with the loss of the ability to climb stairs shortly thereafter and loss of ambulation as early as 10 years of age. Nearly all boys with DMD will require the use of a wheelchair by the time they are young teens.

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

Becker Muscular Dystrophy

In contrast to DMD, BMD results from a mutation in the dystrophin gene yielding a partially functional protein. BMD patients often are diagnosed at a later age in childhood (approximately 11 years old) with similar symptoms to DMD of symmetrical, proximal limb weakness, notable in the quadriceps, with calf hypertrophy and elevated CK. Progression can be variable and often slower than DMD with mean age of loss of ambulation in the late 30’s and a select few remaining ambulatory into their 50’s or beyond. While certain BMD patients with have a mild or minimal lower limb weakness and remain relatively stable over time as measured by the North Star Ambulatory Assessment (NSAA), other BMD patients have a typical BMD disease course with progressive loss of lower limb function, measurable with the NSAA over a 12-month period with the majority losing ambulation at some point in their lifetime. Compared to DMD, BMD patients’ skeletal myopathy occurs later in childhood, and they maintain ambulation through age 16. However, BMD patients develop cardiomyopathy at a similar mean age to DMD (14.4 years DMD and 14.6 years BMD). BMD patients with cardiac failure commonly have mean life expectancy of 40 to 65 years old.

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

Glucocorticoids

The chronic and ongoing damage state seen in DMD is one of the targets of glucocorticoids. Glucocorticoid treatment with either prednisone or EMFLAZA (deflazacort), the current standard-of-care for DMD, has been shown to temporarily improve muscle strength, prolong the period of ambulation, and slow functional decline, including upper limb and respiratory function, characteristic of the disease. In January 2023, Santhera in collaboration with ReveraGen Biopharma, announced the acceptance of the NDA for vamorolone, a novel steroid therapy for DMD, by the FDA. The modest chronic benefit of steroids is weighed against the risks, and treatment is often discontinued after loss of ambulation. Sustained glucocorticoid dosing in young DMD patients is associated with side effects including weight gain which could lead to obesity, Cushingoid features, excessive growth of hair on the body, adverse behavior changes, growth impairment, delayed puberty, immune suppression, adrenal suppression, fractures and cataracts.

Exon Skipping Therapies

There are four FDA conditionally-approved antisense oligonucleotide (AO) therapies approved under the accelerated approval pathway, each limited to a specific mutation and a subset of the patient population: EXONDYS 51 (eteplirsen), approved for the treatment of DMD patients amenable to Exon 51 skipping, AMONDYS 45 (casimersen), approved for the treatment of DMD patients amenable to Exon 45 skipping and VYONDYS 53 (golodirsen) and VILTEPSO (vitolarsen), both approved for the treatment of DMD patients amenable to Exon 53 skipping. An aggregate of approximately 29% of DMD patients are amenable to treatment with these therapies. The FDA labels for all four drugs state that a clinical benefit has not yet been established and that continued approval may be contingent upon the verification of such clinical benefit in confirmatory clinical trials. In addition, Translarna® (ataluren), a small molecule intended to promote ribosomal read-through to overcome the nonsense (stop) pathogenic mutations in DMD, was granted approval by Iceland, Liechtenstein, Norway, Israel, South Korea and conditional approval granted by the EMA within the European Union (EU) Member States to treat DMD caused by a nonsense variant in ambulatory patients aged five years and older. However, Phase 3 trials have not confirmed clinical efficacy and Translarna® is not approved for treating DMD in the United States. EXONDYS 51, VYONDYS 53 and AMONDYS 45, in addition to requiring weekly intravenous infusions, have demonstrated a less than 1% mean increase in dystrophin in clinical trials, which we believe is a function of poor and inefficient muscle transduction. Moreover, a significant limitation of exon skipping approaches for DMD is the fact that each AO has been developed for skipping of a specific exon and their use is limited to a sub-set of mutations and hence only used in a subpopulation of DMD patients (e.g., exon 51 skipping is feasible in only up to 13% of all DMD patients). Other companies, such as Avidity Biosciences, Inc., Dyne Therapeutics, Inc., REGENXBIO, Inc., and Entrada Therapeutics, Inc. are working to improve on the muscle delivery aspects of AOs but suffer from the same limitations of first-generation AOs in that they will be restricted to specific, genetically defined DMD subsets. As all AO therapies result in the re-expression of a truncated dystrophin protein, the best treatment outcome that DMD patients can expect is a Becker-like disease phenotype.

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

Recently, several gene therapies designed to produce a minidystrophin or microdystrophin have progressed into clinical development. However, it is estimated that between 20% to 60% of patients have antibodies against AAV due to naturally acquired infections. These antibodies prevent them from receiving AAV gene therapy due to pre-existing AAV immunity to the capsid, the protein shell of the virus used for delivery, which can lead to severe and potentially deadly immune response. The duration of activity and utility/safety of these approaches in older patients is also an open question.

The question around whether gene expression can persist lifelong after a single vector administration is an area of debate across many disorders including dystrophinopathies. The long-term persistence of transgene expression is exacerbated by growth/turnover of skeletal muscle and preexisting or recall immune responses to the AAV vector capsid and/or to the transgene product itself, which can interfere with therapeutic efficacy. Furthermore, this limited durability is problematic because re-administration after the first dose is currently not possible.

In November 2022, Sarepta announced that the U.S. FDA accepted their Biologics License Application seeking accelerated approval of their microdystrophin gene therapy, SRP-9001 (delandistrogene moxeparvovec), for the treatment of ambulant individuals with DMD. SRP-9001 has been granted Priority Review by the FDA, with a regulatory action date of May 29, 2023. Other companies focused on developing genetic based therapies for DMD that target dystrophin mechanisms include Pfizer Inc., Solid Biosciences Inc., Genethon, PepGen, Dyne Therapeutics, Avidity Biosciences, REGENXBIO, and Entrada Therapeutics. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics.

Both Pfizer and Sarepta Therapeutics limited their Phase 3 patient enrollment to children aged four to seven years old, thus excluding a significant proportion of DMD children and adolescents. Due to weight-based dosing regimens, for older patients in particular, who are generally heavier, scaling up to produce enough AAV-based viral vector genomic particles or vector genomes, remains a potentially significant encumbrance and even if feasible, raises concerns relating to safety of administering higher viral loads to patients. It is important to note that multiple clinical trials have reported significant adverse events associated with systemic administration of higher doses of AAV to treat muscle diseases. Vector dilution will also be an important consideration that we believe will limit the current class of AAV-based gene therapies to the age groups studied in their respective trials. We anticipate that treatment with AAVs engineered to deliver mini or micro dystrophin in younger patients will lead to a dilution of the transcript with age and normal growth; thus, children are unlikely to express dystrophin as their disease progresses and they become symptomatic and non-ambulatory.

Delivery of minidystrophin or microdystrophin to muscles in DMD has been shown to be sufficient to reform the larger complex of proteins that make up the dystroglycan complex. However, the truncated nature of the shortened dystrophin protein is not capable of providing complete protection against contraction injury. As a result, we believe that the best potential therapeutic outcome is inducing a severe Becker-like phenotype (the shortest documented dystrophin protein in Becker is 50% of normal) where patients would still have significant residual skeletal muscle impairment and will thus continue to have a high degree of unmet need. What is clear is that gene therapies currently in development for DMD do not represent a cure for the disease.

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

Our Solution: EDG-5506

Since the cloning of the dystrophin gene in 1986, researchers, clinicians, and pharmaceutical and biotechnology companies have worked relentlessly to advance the scientific and clinical understanding of DMD to accelerate finding a cure. At Edgewise, we have built on this foundational work through applying our understanding of muscle physiology to develop EDG-5506, a molecule that we believe has the potential to change the devastating course of DMD. While many of our competitors are targeting dystrophin, our orthogonal approach is focused on protecting muscle damage induced by contractions from activities of daily living.

EDG-5506 is an orally administered, allosteric, selective, fast myofiber (type II) myosin inhibitor that is designed to be inactive against slow myofiber (type I) myosin present in both skeletal muscle and the heart. We believe EDG-5506 has the potential to overcome many of the obstacles facing other therapeutics in development for the treatment of dystrophinopathies based on the following key characteristics:

●	Offers a novel, potentially disease modifying approach for the treatment of rare muscle diseases by blocking the structural destabilization of skeletal myofibers. By protecting dystrophin deficient myofibers from degeneration, EDG-5506’s mechanism of action is directed towards the underlying cause of muscle degeneration in DMD and BMD to reduce muscle damage, prevent downstream fibrosis, allow healthy muscle contraction, and enhance physical function. Moreover, since muscle damage induced by excessive exercise in normal volunteers can reduce muscle strength through the generation of edema and fiber disruption by up to 30%, we believe that elimination of muscle damage could increase muscle strength and ultimately function in a muscular dystrophy populations where continuous muscle damage is the driver of disease progression.
●	Highly selective for all fast type II myofibers, thus limiting the potential for serious off-target side effects. Our non-clinical toxicology package has not revealed any off-target or unexpected side effects, following systemic administration.
●	Targeted distribution into muscle tissue limits exposure to other organs. EDG-5506 exhibits a high volume of distribution due to target-mediated partition into skeletal muscle. This reduces exposure of the compound to other organs such as the liver and kidney, limiting the chances of unexpected adverse effects.
●	Offers a mutation agnostic approach with the potential to be used for disorders resulting from genetic lesions in dystrophin or the dystroglycan complex. EDG-5506 can potentially be used to treat all populations of DMD and BMD, as well as many forms of LGMD, a progressive, lethal myopathy that results from mutations of key proteins in the dystroglycan complex.

●	Provides a mechanistic approach to treat DMD that may provide additional functional benefits over genetic based therapeutics. DNA based gene therapies or RNA based exon skipping therapeutics are designed to produce a mini- or micro-dystrophin but not a full-length dystrophin protein; therefore, the best potential therapeutic outcome for these therapies might be a Becker-like phenotype where patients would still have significant skeletal muscle impairments and high degree of unmet need.
●	Offers a potential treatment option to patients, regardless of therapy background, immune background, age or weight. We are developing EDG-5506 to be used as a single agent therapy but it may also provide a synergistic or additive effect in combination with available therapies and therapies currently in development. Moreover, EDG-5506 may offer a disease modifying option for patients currently excluded from Phase 3 minidystrophin or microdystrophin gene therapy trials due to age (four to seven year old children) and those who have antibodies against AAV due to naturally acquired infections.

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

When muscle fibers undergo damage, they release internal proteins such as CK and troponin into the blood. One of the troponin subunits, TnI has a different isoform for each type of striated muscle (fast, slow and cardiac) and can be used to explore the fiber-specific source of these proteins. We evaluated DMD and BMD patient plasma samples using high specificity assays for fast and slow myofiber TnI and observed that fast myofiber TnI (TnI2) plasma levels are higher than slow myofiber TnI (TnI1) levels, suggesting that fast myofibers are more susceptible to loss of dystrophin function during muscle contraction. Conversely, we observed that HVs had virtually no leak from fast muscles.

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

Regulating myofiber contraction in DMD patients is not a novel concept. Dantrolene, an inhibitor of the ryanodine receptor that modulates both fast and slow skeletal myofiber contraction was used in a small clinical trial in 1991 in DMD patients. Treatment was associated with a 3-fold reduction in CK and a trend favoring attenuation of decreases in function. While it is approved for treatment of malignant hyperthermia and chronic spasticity, it is not approved or used in DMD. Chronic treatment with dantrolene has been associated with drowsiness and the potentially serious side effect of idiosyncratic fatal hepatotoxicity, limiting its broad use. We anticipate that the high potency, fast fiber targeting and low projected dose of EDG-5506 will limit unwanted side effects. Moreover, stabilization of the sarcomere with EDG-5506 via direct decreases in contractile stress potentially provides greater muscle protection than secondary inhibition of calcium release via the ryanodine receptor.

Another corollary to our approach of selectively targeting type II fast skeletal muscle myofibrils with EDG-5506 is mavacamten (MYK-461), a selective allosteric inhibitor of cardiac type I myosin ATPase. Mavacamten was approved by the FDA for HCM, a disorder characterized by excessive contractility and impaired relaxation of cardiomyocytes. Through selective targeting of cardiac type I myosin ATPase, mavacamten is designed to reduce cardiac muscle hypercontractility in HCM. Mavacamten’s mechanism of action further validates selective allosteric regulation of myofibers as a viable therapeutic approach to treating various muscle disorders.

Interestingly, nature has carried out one of the more critical experiments to help us understand the impact of inhibiting fast fiber myosin selectively. There are several reports describing the human phenotype of people born with genetic loss of function (LOF) of the myosin heavy chain 2 gene, MYH2 which encodes Type IIa myosin and makes up approximately 85% of the body’s fast fibers. Muscle biopsies in these patients show a heavy skewing towards slow type

I muscle fibers as a result of complete lack of fast type IIa muscle fibers. These patients have mild, proximal muscle weakness with ocular muscle involvement but remain ambulatory throughout life. The observations in these patients demonstrate an ability of the body to maintain function despite complete loss of one myofiber type. Given that our goal is to partially inhibit type II fast skeletal muscle myofibrils in order to modulate force development and not completely inhibit them, as is the case in the LOF patients, it is our belief that selective fast fiber regulation with EDG-5506 will likely be well-tolerated and may protect dystrophic myofibers from degeneration and subsequently improve and/or preserve physical function.

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

EDG-5506 selectively inhibited fast skeletal muscle ATPase and contraction

Protection of Dystrophic Skeletal Muscle from Contraction-induced Functional Decline

The inhibitory activity of EDG-5506 in live skeletal muscle ex vivo was measured in wild type (WT) mouse EDL muscle, a predominantly fast skeletal muscle in the hindlimb. We observed that the addition of EDG-5506 to isolated muscle resulted in concentration- and time-dependent decreases in maximal force. EDL muscles from dystrophic mdx mice exhibited enhanced force run-down with eccentric (lengthening) contraction. We also observed that the addition of 5 µM EDG-5506 to mdx EDL muscle for 60 minutes (enough to decrease pre-injury maximal force by 50%) decreased peak force decline closer to that observed in WT mouse muscle. Protection with EDG-5506 exhibited a concentration dependent response with 50% of maximal protection at approximately 1 µM, associated with an approximately 10% decrease in force at the time of the injury.

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

EDG-5506 reduced muscle membrane disruption in mdx mice

A
Vehicle
1 μM EDG-5506
5 μM EDG-5506
Red = fluorescent procion orange. Taken up by leaky muscle fibers
Green = wheat germ agglutinin (outlines fibers)
B
****
****
Procion uptake (% muscle area)
0
10
20
30
40
50
Vehicle
1 μM EDG-5506
5 μM EDG-5506
C
WT Control
mdx Control
mdx EDG-5506 3 mg/kg

Graph shows mean +/- 1 SEM. Significance calculated by one-way ANOVA with Dunnet's multiple comparison (****<0.0001)

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

EDG-5506 protected muscle from exercise-induced injury in mdx mice

Improvements in strength and diaphragm fibrosis in mdx mice after eight weeks oral administration of EDG-5506

Longer term effects of EDG-5506 were assessed in young mdx mice after eight weeks of administration. EDG-5506 treated mice exhibited higher grip strength compared to vehicle treated mice. At the end of the study, continued muscle protection was observed with a rotarod exercise challenge. There was no observed difference in rotarod performance, but CK was observed to be lower in the treated groups compared to vehicle, consistent with single-dose results. While DMD patients exhibit extensive muscle fibrosis with age, collagen accumulation in mdx mice is generally limited to the diaphragm. Histological examination of the diaphragm using a collagen stain (picrosirius red) revealed lower staining in EDG-5506 treated mice.

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

We observed that twelve weeks EDG-5506 dosing via incorporated chow at 50 ppm (roughly equivalent to 1 mg/kg per day by oral administration) in DBA/2J mdx mice starting at five weeks old, reduced fibrosis in anterior tibialis (TA) muscle and diaphragm muscles (A, B) with a trend towards lower fibrosis in the left ventricle of the heart (C).

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

EDG-5506 dramatically prevents kyphosis in DBA/2J mdx mice

Consistent with shorter term studies, we also observed significant reductions in gastrocnemius muscle fibrosis along with significant improvements in muscle weight. Diaphragm fibrosis was not observed to be lowered with longer term treatment, but the incidence of lipid vacuole deposition was observed to be significantly lowered with treatment. Fatty tissue deposition is common in older DMD patients, in conjunction with fibrosis.

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

EDG-5506 Toxicology Studies

The toxicity and safety pharmacology profile of EDG-5506 has been explored in standard good laboratory practice (GLP) safety pharmacology studies, in non-good laboratory practice exploratory and dose range studies. 13-week repeated dose toxicity studies were performed in rat and dog to support the Phase 1 first-in-human clinical trial. Additionally, a 26-week oral GLP toxicity study of EDG-5506 in rats and a 39-week oral GLP toxicity study of EDG-5506 in dogs were performed to support long-term dosing in humans. All toxicities noted were ascribed to EDG-5506 and were consistent with the known mechanism of EDG-5506 and exaggerated primary PD activity (i.e., regulation of type II fast skeletal muscle myosin). There were no unanticipated off-target toxicities noted in either rats or dogs administered EDG-5506 for up to 39 weeks. We also completed a 7-week oral juvenile toxicity study in 2022 with no unanticipated off-target toxicities noted.

EDG-5506 Formulation

In our Phase 1 clinical trial for EDG-5506, we utilized a formulation of powder for suspension in a commercially available compounding agent, SyrSpend® SF (sugar free), for once daily oral administration. SyrSpend® SF is a sweetened, suspending vehicle for use in compounded oral liquid preparations. SyrSpend® SF is composed of modified food starch, citric acid, sucralose, and sodium citrate. All ingredients are “Generally Recognized as Safe” (GRAS) or classified as “inactive ingredients” by the FDA when used in accordance with their intended purpose. We have also developed an immediate release tablet formulation for the Phase 2 trials in BMD and DMD. As EDG-5506 is a biopharmaceutics classification system (BCS) Class 1 molecule, it can be readily formulated into solid dosage forms including tablets and capsules.

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

Our SAD demonstrated rapid absorption of EDG-5506 following a single oral dose. EDG-5506 displayed a favorable human PK profile, consistent with extensive on-target muscle distribution and a half-life of approximately 15 days. Exposures were observed to be dose proportional up to the 45 mg dose. PK modeling utilizing the SAD dataset projected that once-daily doses of 10-15 mg will achieve steady-state Ctrough drug concentrations at or above the efficacy exposure levels achieved in preclinical models of Duchenne muscular dystrophy.

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

The study drug was well tolerated in all multi-dose cohorts (5 to 40 mg EDG-5506 given once daily for 14 days). Dizziness and somnolence were the most common AEs experienced and in all cases were mild and transient. At projected therapeutic doses, AEs generally decreased over time suggesting development of tolerance. There were no AEs of special interest, no SAEs, and no discontinuations due to AEs. In the MAD, the PKs on Day 1 were consistent with the PKs observed in the SAD part of the study.

In summary, the Phase 1a SAD/MAD demonstrated that EDG-5506 was generally well tolerated with no serious adverse events observed. PK data supports robust target engagement with achievement of muscle concentrations well above the efficacious levels observed in preclinical disease models of DMD.

Phase 1b: Becker Muscular Dystrophy Cohort (Cohort C1)

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

BMD Phase 1b Patient Demographics

EDG-5506 was well tolerated in BMD subjects. Seven of the seven subjects enrolled in the Phase 1b cohort experienced TEAEs and all were Grade 1. There were no AEs of special interest, no SAEs, and no discontinuations due to AEs. There were no AEs due to clinically significant abnormal vital signs, ECG or laboratory assessments. All participants that received either EDG-5506 or placebo experienced Grade 1 dizziness with 2 of 5 participants that received EDG-5506 reporting somnolence.

Muscle Concentrations of EDG-5506 in MAD and Becker Muscular Dystrophy Cohorts

An important goal in Phase 1 was to provide a range of compound concentrations required to achieve efficacy and translate those levels to meaningful target muscle exposures in humans. To achieve this, we focused on measuring absolute muscle concentrations in preclinical studies and then calculated a human target equivalent muscle exposure, based on relative proportions of fast muscle fibers (see figure below).

EDG-5506 Target Human Muscle Exposure Range

As shown, EDG-5506 human muscle levels of 1,000 to 4,100 ng/g were projected to provide meaningful clinical benefit in humans based on experiments in mdx, DBA/2J mdx and GRMD. Of note, muscle concentrations in mouse studies were those required for maximal efficacy, essentially returning dystrophic muscle to a normal state.

In the MAD and Becker muscular dystrophy cohorts, muscle biopsy samples were taken at Day 14 to measure EDG-5506 levels in muscle. In Cohorts B1-B5, EDG-5506 concentrates in muscle at or above levels predicted to provide meaningful clinical benefit in humans (summarized below). Mean EDG-5506 concentration was 100-fold higher concentrations in the muscle tissue versus plasma, which we believe reflects the known high-affinity binding to myosin in fast muscle fibers. This observation was key as it demonstrated EDG-5506 achieves muscle concentrations believed to be needed in the clinic in order to demonstrate efficacy.

Muscle EDG-5506 Concentrations in Cohorts B1-B5 and C1

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

Biomarkers of Muscle Damage in Becker Muscular Dystrophy Cohort (Cohort C1)

Muscle injury in muscular dystrophies leads to leaking of several muscle proteins into the circulation, including CK, myoglobin and TNNI2. Serial blood samples were taken from BMD participants for both biochemical analysis of biomarkers of muscle damage and proteomics using the SOMAscan to enable unbiased profiling of elevated plasma proteins and establish a unique BMD disease biomarker fingerprint.

After 14 days of treatment with EDG-5506, BMD participants had a significant and rapid decrease in circulating CK of 66%, reflecting a reduction from 5X to 1.6X of the upper limit of normal by the second week of dosing. There was also a modest, non-significant and anticipated CK decrease in the placebo group, consistent with BMD patients being confined to a phase 1 clinical study unit and exhibiting an overall reduced level of physical activity – this “natural” reduction in CK has previously been reported for DMD children confined to an in-patient setting. Importantly, following a 4-week washout, CK values rebound back to baseline levels further supporting a strong drug effect.

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

Baseline BMD vs. Healthy Biomarker Fingerprint Analysis with SOMAscan

The BMD SOMAscan signature showed that CK and TNNI2 both exhibited a robust decrease in response to EDG-5506 treatment compared to placebo treated individuals. Specifically, CK decreased by 71%, similar to the decrease observed in biochemical activity assays, while TNNI2 decreased by 83% with treatment. Interestingly, proteins that were most elevated in the BMD signature set were also those that decreased following treatment with EDG-5506. This observation suggests a broad normalization of the proteomic signature of BMD towards a more normal state following treatment with EDG-5506.

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

SOMAscan Comparison of BMD and DMD Fingerprints

Overall, the findings for the Phase 1 clinical trial with EDG-5506 provide compelling evidence for EDG-5506 as a potentially disease modifying treatment for muscular dystrophies. Both in HVs and BMD patients, EDG-5506 was well tolerated and achieved muscle concentrations well above those predicted to demonstrate efficacy based on preclinical disease models of DMD. Moreover, EDG-5506 led to a robust, significant reduction in key biomarkers of muscle damage, driving CK, TNNI2, myoglobin and AST to either normal or near normal levels observed in healthy volunteers after only two weeks of EDG-5506 dosing.

EDG-5506 ARCH Open Label Data

In December 2021, we initiated our ARCH open label, single-center study of EDG-5506 in 12 adults with BMD, including all seven participants from our Phase 1b first-in-human study (following a 3-month washout). ARCH was designed to evaluate the safety, PK, changes in biomarkers of muscle damage such CK and fast skeletal muscle troponin I, measures of function with NSAA/NSAD, time function tests and patient-reported outcomes. The schematic below outlines the overall trial design. ARCH will continue to monitor patients for two years and is scheduled to complete in April 2024.

ARCH Trial Design

The patients in ARCH had significant functional impairment and evidence of decreased muscle mass at baseline. All individuals had a decreased ability to perform functional measures such as the 10-meter walk-run or rise from floor – only half of the BMD patients were able to perform the rise from the floor at baseline. Their creatinine, which is derived directly from muscle, was decreased. Their CK was elevated, consistent with ongoing muscle damage, and the DXA lean body mass was also decreased, consistent with the overall decreased function and decreased muscle mass. North Star scores for these individuals ranged from 4 to 31. Baseline characteristics are summarized below.

BMD Patient Baseline Characteristics in ARCH

At six months, EDG-5506 continued to be well tolerated following escalation to the 15 mg dose for four months, after initially receiving a 10 mg dose for 2 months. The most common adverse events were dizziness, somnolence, and headache. There were no dose reductions, dose adjustments or patient discontinuations due to adverse events. All patients have since been dose escalated to the 20 mg dose of EDG-5506. An overview of the adverse events observed up to the 6-month timepoint can be seen in the table below.

Summary Table of AEs Observed in ARCH (at the 6 Month Timepoint)

Treatment Emergent AEs	2-months (%); 10 mg EDG-5506	4-months (%); 15 mg EDG-5506	Total (at 6 months)
Dizziness	2 (17%)	1 (8%)	3 (25%)
Somnolence	2 (17%)	1 (8%)	3 (25%)
Headache	-	3 (25%)	3 (25%)
Fall*	-	2 (17%)	2 (17%)
Gastroenteritis virus	1 (8%)	-	1 (8%)
Arthropod sting	-	1 (8%)	1 (8%)
Back pain	1 (8%)	-	1 (8%)
Concussion	-	1 (8%)	1 (8%)
Euphoric mood	-	1 (8%)	1 (8%)
Flushing	1 (8%)	-	1 (8%)
Hiccups	-	1 (8%)	1 (8%)
Nasopharyngitis	1 (8%)	-	1 (8%)
Procedural pain	1 (8%)	-	1 (8%)
Road traffic accident	-	1 (8%)	1 (8%)
Seasonal allergy	-	1 (8%)	1 (8%)
Sinusitis	-	1 (8%)	1 (8%)
Testicular adenoma (benign)	-	1 (8%)	1 (8%)
TMJ syndrome	-	1 (8%)	1 (8%)
Toothache	1 (8%)	-	1 (8%)

* Unassociated with other AEs and typical of falls observed in BMD patients

At six months, target exposure levels of EDG-5506 were maintained. Additionally, BMD patients showed an increased level of activity compared to in Phase 1b as assessed by daily step counts.

EDG-5506 led to a sustained decrease in CK and a profound suppression of fast skeletal muscle troponin, demonstrating robust target engagement. CK showed a highly statistically significant decrease of 40% over six months. Fast skeletal muscle troponin showed a mean 75% decrease with a median decrease of 90% after the participant’s most recent available visit at four or six months. Interestingly, individuals with the highest baseline biomarker values showed the greatest biomarker declines, suggesting protection against activity-induced damage. Collectively, these biomarker observations support that muscle damage is decreased following treatment with EDG-5506.

EDG-5506 Leads to Sustained Decrease in CK and a Profound Suppression of TNNI2

We previously reported a SOMAscan signature of rapidly changing biomarkers of muscle injury, including CK and fast skeletal muscle troponin, following 14 days of treatment with EDG-5506. At six months, we examined biomarker changes following continued EDG-5506 treatment. SOMAscan revealed an 84% decrease from baseline in TNNI2 (p=0.013), and a 38% decrease in mean CK vs baseline (p<0.01) at six months. In addition to changes in biomarkers of muscle injury, that were observed to change as early as one month, a set of 660 increased and 337 decreased proteins displayed progressive changes from month one to month six of dosing. Analysis of average signals revealed a reversion of each signature towards those in healthy individuals in response to EDG-5506 treatment. Furthermore, cluster analysis of these signatures revealed an enrichment of proteins implicated in inflammatory pathways. Specifically, we observed a progressive change in inflammatory proteins toward a profile of unaffected individuals.

Comparison Bar Plot of Late-Decreasing Proteins (N=337)

After six months of EDG-5506 dosing, NSAA scores continued to trend in a positive direction. Of note, a similar trend was observed with the NSAD scores. Eight of the twelve participants showed either a functional improvement or exhibited no decline on NSAA relative to their baselines. The positive NSAA trends in the BMD patients in ARCH diverged from trajectories observed in natural history studies from Bello et al. (2016) and data reported at MDA 2022 Conference, showing a yearly decline of 1.22 NSAA points, and van de Velde et al. (2021), who reported a 2.5 point NSAA decrease over two years – NSAA in BMD patients treated with EDG-5506 increased from baseline (4-31) by a mean +0.5 versus an expected decline of -0.6 points.

EDG-5506 Effect on Functional Measures in BMD Patients

Acute contraction-induced muscle injury causes pain, edema and loss of strength in healthy people. These features are also prominent in DMD and BMD and are present prior to the onset of fibrosis. As such, during ARCH, we asked patients to report outcomes about their general symptoms. Interestingly, at six months, self-reported pain scores trended better (e.g., a decrease in muscle cramps). These observations are consistent with preclinical observations in GRMDs and mdx mice showing improvements in activity and decreased edema. We also observed a positive trend in mental health, fatigue, and sleep. While ARCH is not a placebo-controlled trial, we believe these collective observations are encouraging. Protection against contraction-induced injury with EDG-5506 in BMD patients has the potential to improve function by reducing acute injury and should protect against long term functional loss due to fibrosis, an observation that should potentially translate to functional improvements in DMD.

In summary, at six months, EDG-5506 continues to be well tolerated following an increase to 15 mg daily dosing for four months. This dose led to target exposures achieved and the BMD individuals treated with EDG-5506 continued to exhibit increased activity compared to their baseline. CK and fast skeletal muscle troponin I showed a sustained decrease through six months, despite participants’ continuing to exhibit full daily activity levels. We also observed positive trends in patient reported outcomes (PROs), including pain and trends towards functional benefit in North Star that are remarkably divergent from the natural history reported for BMD patients. We believe the six-month ARCH study data with EDG-5506 provides further support that reducing contraction-induced damage in dystrophic muscle has the potential to preserve and improve muscle function while preventing disease progression in dystrophinopathies. We plan to report 12-month ARCH open label data in the second quarter of 2023.

EDG-5506’s tolerability and efficacy observations to date have allowed us to explore accelerated ways to advance EDG-5506 into potential registrational trials.

Phase 2 Clinical Trial in BMD (CANYON Study)

In July 2022, we initiated our CANYON Phase 2 clinical trial of EDG-5506. CANYON is assessing the effect of EDG-5506 over a 12-month period on safety, PK, biomarkers of muscle damage (e.g., CK, troponins, myoglobin), and functional measures in individuals with BMD aged 12 years and above. We are also evaluating upper leg fat fraction over one year as measured by MRI in BMD adults and adolescents. This placebo-controlled trial is anticipated to recruit approximately 66 individuals at approximately 14 sites in the United States, United Kingdom, and the Netherlands. Based on the positive observations from ARCH, the Company expects to amend the CANYON study to include a potentially registration-enabling cohort in the second half of 2023.

Phase 2 Clinical Trial in DMD (LYNX Study)

In October 2022, we announced initiation of our LYNX Phase 2 clinical trial of EDG-5506 for the treatment of DMD. LYNX is a placebo-controlled trial to assess the effect of three doses of EDG-5506 over 12 weeks on safety, PK, and biomarkers of muscle damage. After the initial 12 weeks, LYNX participants will then continue on open-label EDG-5506 for an additional 9 months to gain further insights into safety and functional measures. Approximately 27 children with DMD aged 4 to 9 years on stable corticosteroids or approved exon-skipping agents are expected to be enrolled in this 12-month trial. Importantly, this trial is designed to identify the doses of EDG-5506 that have the potential to reduce biomarkers of muscle damage and provide functional benefit to patients in a Phase 3 trial. Approximately 14 investigative sites across the United States are expected to participate in the trial.

Natural History Study and Exercise Challenge Study (DUNE Study)

In 2022, we also commenced both an observational natural history study, being conducted in collaboration with the GRASP-LGMD Consortium, and a Phase 2 Exercise Challenge Study (DUNE), to investigate the effect of EDG-5506 on muscle injury biomarkers following exercise in individuals with LGMD2I, BMD and McArdle disease at a single site in Denmark.

EDG-7500: A Novel Molecule for the Treatment of Patients with HCM and Other Severe Cardiac Disorders with Significant Unmet Needs

Overview

In the course of our EDG 002 program, a unique series of cardiac modulators with novel mechanisms of action have been identified. One of these agents, the small molecule EDG-7500, has unique properties that may lead to a novel therapeutic approach for patients with HCM. The effects of EDG-7500 on cardiac function overlap with some of the desirable attributes of the cardiac myosin inhibitors (CMIs) such as BMS’s CAMZYOS® (mavacamten) and Cytokinetics’ CK-274 (aficamten). However, there are improvements in EDG-7500's effects on cardiac function from those of CMIs that we believe have the potential to yield a potentially superior target product profile for the treatment of multiple phenotypes of HCM and may also have therapeutic benefit in sub-populations of patients with heart failure with preserved ejection fraction (HFpEF).

Disease Background and Current Treatment Limitations

HCM is the most common form of genetic heart disease, affecting approximately one in 500 individuals. HCM is caused by abnormal proteins in the heart, including cardiac myosin, that lead to excessive cardiac contraction. Estimates suggest there are as many as 630,000 people in the United States suffering from different forms of HCM. Over time, abnormal proteins in the heart, many of which are inherited, lead to excessive cardiac contraction, referred to as hypercontractility. This disruption in cardiac muscle contractility leads to increased stress and thickening of the walls of the major pumping chamber of the heart, the left ventricle (LV). The LV becomes less compliant and therefore less able to fill with and pump blood. This results in a decrease in the LV chamber volume. HCM patients can become extremely limited in their functional capacity and ability to perform the activities of daily living. They may also have episodic lightheadedness and loss of consciousness (syncope). In addition, these patients are at increased risk of heart failure, stroke, atrial fibrillation, and sudden cardiac arrest.

HCM can be divided into patients with obstructive disease, known as obstructive HCM (oHCM) and those with non-obstructive disease (nHCM). The pathophysiologic feature of obstruction is present in two thirds of patients with HCM, as the mitral valve comes into contact with the thickened muscle of the interventricular septum during the ejection of oxygenated blood from the heart to the systemic circulation. This creates an obstruction to blood flow exiting the heart through the LV outflow tract (LVOT) which results in a pressure gradient between the LV cavity and the systemic circulation. As a result, higher pressures are generated in the left ventricle than normal, and a pressure gradient develops between the LV cavity and the systemic circulation. This pressure gradient can be quantitatively measured by a routine clinical examination using Doppler echocardiography, the most common way oHCM is diagnosed and severity assessed. Patients with nHCM do not develop LVOT obstruction and have normal left ventricular pressures during contraction.

They are characterized by the absence of a pressure gradient both at rest and following a variety of physiologic challenges, such as exertion, and non-physiologic maneuvers. Heart failure in nHCM results from diminished filling of the heart due to impaired myocardial relaxation that results from abnormal function of the same proteins that cause hypercontractility. This abnormal cardiac physiology, termed diastolic dysfunction leads to a decrease in cardiac output that is particularly severe when an HCM patient exerts themselves. oHCM patients also have LV diastolic dysfunction in addition to obstruction of blood flow in the LVOT. The clinical manifestations of oHCM and nHCM are generally similar though oHCM patients may experience more symptoms of lightheadedness and syncope.

Abnormalities in Heart Muscle Structure and Function Lead to Severe Abnormalities in HCM

Current Management of HCM

To determine the appropriate treatment approach, physicians use the New York Heart Association (NYHA) functional classification system to classify both obstructive and non-obstructive HCM patients into one of four categories; NYHA Class I-IV (least to most severe symptoms, respectively). The NYHA classification system is based on the degree of disease impact to the patient’s physical activity and is used to guide the physician’s choice of therapy. The majority of diagnosed HCM patients are symptomatic and are classified as NYHA class II-IV which requires active treatment. NYHA class I HCM patients generally do not require therapeutic intervention unless they meet established guideline criteria placing them at a high risk of sudden cardiac death, in which case implantation of a cardiac defibrillator may be advised. Class I HCM patients are generally under physician surveillance consisting of annual follow-up visits with their cardiologist.

Current pharmaceutical treatment is intended to decrease hypercontractility and improve diastolic filling in both oHCM and nHCM and to reduce LVOT obstruction in oHCM patients in order to achieve meaningful symptom relief. Non-vasodilating beta blockers and non-dihydropyridine calcium channel blockers, drugs that are indicated for broader cardiovascular disorders and do not address the underlying cause of the disease, are the first-line therapies for symptomatic oHCM and nHCM patients. Commonly prescribed beta-blockers are atenolol, propranolol, and metoprolol. Verapamil and diltiazem are calcium channel blockers used in the treatment of symptomatic oHCM and nHCM. For oHCM patients who remain symptomatic, a sodium channel blocker may also be added, typically disopyramide.

In April 2022, the U.S. FDA approved CAMZYOS™ (mavacamten), a CMI, for the treatment of adults with symptomatic New York Heart Association (NYHA) Class II-III oHCM to improve functional capacity and symptoms. Despite CAMZYOS™ efficacy, there are still limitations of this approach including a narrow therapeutic index, long terminal half-life (seven to nine days) and limited ability to rescue excessive pharmacology if it develops. As oHCM or nHCM progresses, patients have limited treatment options often requiring surgical or other invasive interventions including heart transplant.

Unmet Need in HCM

CMIs have complex pharmacology which results in potentially excessive reduction in cardiac function. CMIs largely only address excessive contractility, which can limit their efficacy in a disease where both contractility and diastolic function are abnormal. These factors lead CMIs to be difficult to dose to an efficacious maintenance dose. These factors lead to patients requiring frequent and indefinite follow-up at expert centers accompanied by specialized cardiac imaging. In addition, a significant percentage of oHCM patients do not respond to CMI and other therapies. The efficacy of CMIs in patients with nHCM, who have impaired relaxation and diastolic dysfunction, also remains unproven.

Limited Efficacy of Current Therapeutic Approaches to Treat oHCM

Our Approach

EDG-7500 is a novel small molecule discovered by our company’s scientific research efforts. Unlike CMIs, EDG-7500 does not bind to the myosin motor head but instead exerts its effects independently of myosin through direct interaction with a distinct sarcomeric protein. EDG-7500 was purposefully designed to modulate the complex protein-protein interactions that control both contraction and relaxation processes within the sarcomere. Specifically, EDG-7500 is designed to speed the rate of crossbridge detachment and slows the rate of crossbridge attachment leading to the reduction of excessive residual cross-bridges during diastole, potentially enhancing relaxation and facilitating ventricular filling.

In preclinical models, EDG-7500 has demonstrated improvement in a variety of the clinical manifestations in oHCM and nHCM. A summary table of key preclinical studies is shown below.

Summary of Key Preclinical Studies with EDG-7500

EDG-7500: MYBPC3 A31P Feline Model of oHCM

To evaluate the role of EDG-7500 in oHCM, we used an established feline model with a MYBPC3 A31P mutation. Felines with this mutation exhibit a HCM phenotype with LVOT obstruction. Treating MYBPC3 A31P felines with dobutamine induces a significant LVOT pressure gradient. Subsequent treatment with a single 1 mg/kg dose of EDG-7500 resulted in LVOT gradient relief and improved contractility. All treated animals saw their LVOT gradient reduced below the level of veterinary clinical significance with an average reduction of >60% following a single, 1 mg/kg dose.

EDG-7500 Improves Contractility and Alleviates LVOT Gradient

We next evaluated gradient reduction relative to EDG-7500 free fraction concentration in the feline model of oHCM by increasing exposures using doses ranging from 0.3 – 4.0 mg/kg. Treatment with EDG-7500 is associated with a modest effect on contractility with free drug levels of ~55 to 140 ng/mL, a range in which reduction of LVOT gradient below clinical significance was observed. To the best of our knowledge, the ability to remove a substantial portion of the gradient at levels that preserve normal systolic function is a feature that has not been observed before for an HCM drug. This data suggests the mechanism of gradient removal is decoupled from changes in LVEF. We have also observed that there is only a modest reduction in systolic contractility even at doses that are multiple folds higher than the predicted target dose.

Relationship of EDG-7500 Free Fraction Concentration and LVOT Gradient Relief

EDG-7500: Myosin Heavy Chain R403Q Porcine Model of nHCM

To evaluate the role of EDG-7500 in nHCM, we used an established, genetically engineered porcine model with an MYH7 R403Q HCM mutation. The MYH7 R403Q pigs exhibit cardiac structural and functional abnormalities, including left ventricular hypertrophy, small cavity, and increased filling pressure leading to increased left atrial size, which are consistent with the nHCM phenotype observed in humans.

In the MYH7 R403Q porcine model of nHCM, EDG-7500 was observed to reduce hypercontractility to near wild type levels. Next, we evaluated EDG-7500’s effect on parameters of diastolic dysfunction. EDG-7500 led to an improvement in left ventricular filling and a reduction in left atrial size, both consistent with reduced filling pressures in the heart. Single doses of EDG-7500 also led to a dramatic, statistically significant improvement in diastolic relaxation, a decrease in left ventricular wall thickness at end-diastole, a measure of diastolic crossbridge engagement, and a reduction in left atrial size, a surrogate of chronic LV filling pressure.

EDG-7500 Leads to Rapid Normalization of nHCM Cardiac Structure and Function After a Single Dose

In summary, we have observed that EDG-7500 is a first-in-class cardiac sarcomeric protein modulator that targets the underlying pathophysiology of HCM. Preclinical data in models of both obstructed and non-obstructed HCM suggest the ability to drive a broadly effective clinical response at a low risk of decreasing left ventricular ejection fraction below normal at all doses tested. Due to EDG-7500’s self-limiting mechanism on systolic contraction, we plan to investigate fixed-dose regimens of EDG-7500 thus potentially eliminating the echo-mediated dose titration and intense follow-up requirements of current therapies.

As part of our IND-enabling work, we are completing the toxicity and safety pharmacology profile of EDG-7500 in standard GLP safety pharmacology studies, in non-GLP exploratory and dose range studies. We plan to file an IND for EDG-7500 in the third quarter of 2023.

EDG-7500 Phase 1 Clinical Development Plan

Subject to clearance of the IND, we plan to initiate a Phase 1 double-blind, randomized, placebo-controlled, single and multiple ascending dose clinical trial in the second half of 2023 to assess the safety and tolerability, PK/PD of EDG-7500 in healthy subjects and patients with HCM. The trial will evaluate the safety and tolerability of EDG-7500 in humans and is designed to demonstrate proof of mechanism by its conclusion.

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

We have engaged CDMOs to manufacture EDG-5506 and EDG-7500 for preclinical and clinical use. All of our product candidates are small molecules and are manufactured in synthetic processes from readily available starting materials. Our chemistry is a convergent synthesis of under five steps, appears amenable to scale up and does not currently require unusual equipment in the manufacturing process. We obtain our supplies from these CDMOs on a purchase order basis and do not have a long-term supply arrangement in place. We do not currently have arrangements in place for redundant supply. For all of our product candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to seeking regulatory approval.

Sales and Marketing

If any of our product candidates are approved, we currently intend to market and commercialize them in the United States and select international markets, either alone or in collaboration with others.

Competition

EDG-5506

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

EDG-7500

Non-vasodilating beta blockers and non-dihydropyridine calcium channel blockers are the first-line therapies for symptomatic oHCM and nHCM patients. Commonly prescribed beta-blockers are atenolol, propranolol, and metoprolol. Verapamil and diltiazem are calcium channel blockers used in the treatment of symptomatic oHCM and nHCM. For oHCM patients who remain symptomatic, a sodium channel blocker with negative ionotropic drug properties may also be added, typically disopyramide (either Pfizer’s Norpace, marketed by Pfizer, or a generic form marketed by several companies).

In the field of targeted precision medicines intended to address the molecular underpinnings of HCM, competitors include Bristol-Myers Squibb (BMS), LianBio, Cytokinetics, Imbria Pharmaceuticals, and Celltrion. BMS markets Camzyos (mavacamten), a CMI intended for the treatment of adults with symptomatic NYHA class II-III oHCM. LianBio is currently conducting a Phase 3 study of mavacamten in patients with oHCM in China. Cytokinetics is also developing a CMI, aficamten (CK-274), which is currently in a Phase 3 study in oHCM patients. BMS and Cytokinetics are also exploring their respective CMIs in ongoing Phase 3 and Phase 2 nHCM studies, respectively. Cytokinetics and BMS are also developing next generation CMIs, CK-271 and MYK-224, respectively.

Non-CMI targeting drugs in development include IMB-101(Imbria Pharmaceuticals), a free fatty acid receptor antagonist currently in Phase 2 and CT-G20 (Celltrion), an anti-arrhythmic cibenzoline succinate currently in a Phase 1 oHCM study. We are aware of several preclinical HCM programs including: TN-201, myosin binding protein MYBP-C3-targeting gene therapy approach being developed by Tenaya Therapeutics for genetic HCM; JN-210, a microRNA activating gene therapy approach being developed by Jaan Biotherapeutics; AVB-601, a gene therapy approach being developed by Solid Bio for genetic HCM; CDR348T and CDR641L, both are non-coding RNA-based therapies being developed by Cardior Pharmaceuticals. We are also aware of several early-stage preclinical HCM assets being developed by DiNAQOR in collaboration with BioMarin Pharmaceuticals (BMN-293/DINA-001) and Lexeo Therapeutics (LX2022).

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

We currently, and expect that we will continue to, own or in-license patents and patent applications related to our key drug candidates. We own patents and patent applications that cover compositions of matter, methods of treating diseases such as DMD, BMD, LGMD and muscle spasticity disorders and combination therapies. As of February 4, 2023, we own a patent portfolio consisting of 13 patent families and in-license one patent family from OSIF. We own 3 issued U.S. patents, 2 issued Japanese patents, 9 pending non-provisional U.S. patent applications, 1 pending PCT application, and 48 pending foreign applications filed in 15 different countries and regions including Europe, Australia, Brazil, Canada, China, Eurasia, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore, South Africa, and Hong Kong. We own one issued U.S. and one Japanese patent that covers compositions of matter of EDG-5506 and methods of treatment using EDG-5506 that is expected to expire in 2039, excluding any patent term extensions. We own one provisional patent application that covers composition of matter of EDG-7500 and methods of treatment using EDG-7500. For our drug candidates, we generally pursue multilayered patent protection covering compositions of matter, methods of use and methods of manufacture. We also intend to pursue patent protection, if available, with respect to biomarkers that may be useful in selecting a patient population for use of our drug candidates. We intend to strengthen the patent protection of our drug candidates and technologies through additional patent application filings.

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

Under the license agreement, we are obligated to make payments to OSIF aggregating up to $1.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified development and regulatory approval milestones and approximately $2.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified sales milestones. We are also obligated to pay low single-digit royalties to OSIF based on net sales by us and our affiliates and sublicensees of each product covered by the OSIF licensed patent rights. In addition, in the event we sublicense the OSIF licensed patent rights, we are obligated to pay OSIF a specified portion of income we receive from sublicensing. As of December 31, 2022, we have paid OSIF $0.5 million for license fees and milestones achieved in connection with the license agreement.

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the novel coronavirus disease (COVID-19). For example, in 2020 and 2021, FDA published a number of industry guidance documents, including updates to previous guidance, related to Good Manufacturing Practices, remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and drug product manufacturing and supply chain inspections, among others. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.

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

The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast-track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug. In December 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In particular, the circuit court held that the orphan-drug exclusivity for Catalyst’s drug blocked FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, or Lambert-Eaton myasthenic syndrome (LEMS), even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance, and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufacturers to provide scientific details, information on cost-effectiveness, and clinical support for the use of a product to each payor separately. This can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and related services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

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

The ACA continues to significantly impact the United States’ pharmaceutical industry. Since its enactment, there have been judicial and congressional challenges to certain aspects of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how future litigation or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Employees and Human Capital

As of December 31, 2022, we had 59 full-time employees. Of these employees, 44 are engaged in research or product development and clinical activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated in Delaware in May 2017. Our principal executive offices are located at 1715 38th Street, Boulder, Colorado 80301. Our telephone number is (720) 262-7002. Our website address is www.edgewisetx.com. We may use our website, press releases, public conference calls and public webcasts as means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD. Information contained on, or that can be accessed through, our website or any website is not incorporated by reference into this Form 10-K and should not be considered to be part of this Form 10-K unless expressly noted.

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

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:

●	We are early in our development efforts, with a limited operating history, and have no products approved for commercial sale.

●	We have not generated any revenue to date, have incurred significant net losses since our inception, and expect to continue to incur significant net losses for the foreseeable future.

●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates.

●	We will require substantial additional capital to finance our operations before we are able to generate any revenue.

●	Our operations and financial results could be adversely impacted by the coronavirus disease (COVID-19) pandemic in the United States and the rest of the world.

●	We are substantially dependent on the success of our lead product candidate for muscular dystrophies, EDG-5506, and our lead product candidate for cardiomyopathy, EDG-7500. For EDG-5506, we initiated Phase 2 clinical trials in the second half of 2022 and for EDG-7500, we plan to begin a Phase 1 clinical trial late in 2023. If we are unable to complete development of, obtain approval for and commercialize for one or more indications in a timely manner, our business will be harmed.

●	Our prospects depend in part upon developing and commercializing product candidates such as EDG-5506, EDG-7500 and product candidates from our EDG-003 cardiovascular discovery program and discovering, developing and commercializing product candidates in future programs.

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA) or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results.

●	We have limited resources and are currently focusing the majority of our efforts on developing EDG-5506 and EDG-7500 for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted. In particular, we face competition for patients with DMD from companies that produce corticosteroids and exon skipping drugs, companies that are targeting dystrophin mechanisms and non-dystrophin mechanisms and companies that are developing gene therapies.

●	We rely on third parties to conduct our preclinical studies, clinical trials, and manufacturing, and these third parties may not perform satisfactorily.

●	Our success depends on our ability to protect our intellectual property as well as to operate without infringing the intellectual property rights of third parties.

●	If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

Risks Related to Our Financial Position, Need for Additional Capital and Limited Operating History

We are early in our development efforts, with a limited operating history, and we have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.

We are an early clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are developing precision medicines for rare neuromuscular diseases which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. We commenced operations in 2017, have no products approved for commercial sale and have not generated any revenue. Most of our product candidates are still in preclinical development and have never been tested in human subjects. In July 2022, we initiated a Phase 2 clinical trial for our lead product candidate, EDG-5506, and have not yet initiated clinical trials for any other product candidate, including EDG-7500 and product candidates from our EDG-003 cardiovascular discovery program. Since our inception in 2017, we have devoted substantially all of our focus and financial resources to discovering, identifying and developing potential product candidates, including advancing our development programs, conducting preclinical studies of our product candidates and initiating clinical trials, organizing and staffing our company, business planning, raising capital and securing related intellectual property rights.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock and public offerings of our common stock. Our net loss was $67.6 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $144.6 million. We announced positive topline results from the EDG-5506 Phase 1b clinical trial in adults with BMD in January 2022 and initiated a Phase 2 clinical trial in individuals with BMD in July 2022 and a Phase 2 trial in children with DMD in October 2022. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Our business depends entirely on the successful discovery, development, regulatory approval and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve several objectives, including:

●	successful and timely completion of preclinical and clinical development of EDG-5506, EDG-7500, and product candidates from our EDG-003 cardiovascular discovery program and our other future product candidates and programs;
●	establishing and maintaining relationships with CROs and clinical sites for the clinical development of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program and any other future product candidates and programs;
●	the initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
●	acceptable frequency and severity of adverse events in the clinical trials;
●	the efficacy and safety profiles that are satisfactory to the U.S. Food and Drug Administration (FDA) or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
●	complying with any required post-marketing approval commitments to applicable regulatory authorities;
●	developing an efficient and scalable manufacturing process for our product candidates;

●	establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;
●	successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
●	a continued acceptable safety profile following any marketing approval of our product candidates;
●	commercial acceptance of our product candidates by patients, the medical community and third-party payors;
●	timely receipt of reimbursement from applicable authorities for any product candidates for which we successfully receive regulatory approval;
●	satisfying any required post-marketing approval commitments to applicable regulatory authorities;
●	identifying, assessing and developing new product candidates;
●	obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protecting our rights in our intellectual property portfolio;
●	defending against third-party infringement claims, if any;
●	entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	obtaining coverage and adequate reimbursement by third-party payors for our products and patients’ willingness to pay in the absence of such coverage and adequate reimbursement;
●	obtaining additional funding to develop and potentially manufacture and commercialize our product candidates;
●	addressing any competing therapies and technological and market developments;
●	managing costs, including any unforeseen costs, that we may incur as a result of nonclinical study or clinical trial delays due to COVID-19, inflation or other causes; and
●	attracting, hiring and retaining qualified personnel, including clinical, scientific, management and administrative personnel.

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

As of December 31, 2022, we had $351.9 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. We filed: (i) on April 1, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000; (ii) on May 5, 2022, a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $125 million of our common stock from time to time through an “at-the-market” program under the Securities Act; and (iii) on September 14, 2022, a prospectus supplement to the shelf registration statement pursuant to which we issued and sold $138.0 million of our common stock. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, EDG-5506 and EDG-7500 and advance our other programs as well as develop our proprietary drug discovery platform. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency (EMA) or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated preclinical studies and clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We are not permitted to market or promote EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program or any other product candidate, before we receive marketing approval from the FDA. We also expect to incur costs associated with operating as a public company. Our cash, cash equivalents and marketable securities will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise additional capital to complete the development and commercialization of our products. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act) as amended by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. Our state NOLs may be subject to similar or different limitations. As of December 31, 2022, we had available federal NOL carry forwards of approximately $83.8 million, of which $82.6 million do not expire and state NOL carry forwards of approximately $86.4 million of which $33.1 million do not expire.

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

We are subject to tax laws, regulations, and policies of the several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the United States recently enacted a 1% excise tax on certain stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. In addition, beginning in 2022, the Tax Act eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years, and this requirement may impact our effective tax rate and our cash tax liability in future years. Further, many countries, and organizations such as the

Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax that is being adopted by several countries effective beginning in 2024. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

Our operations and financial results could be adversely impacted by the COVID-19 pandemic in the United States and the rest of the world.

Disruptions caused by the COVID-19 pandemic impacted our productivity, resulted in increased operational expenses, certain adjustments to the operations of our clinical trial, delays in the enrollment of new patients at our clinical trial site, and delays in certain supply chain activities and collecting and analyzing data from patients in our clinical trial. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.

We may experience disruptions directly or indirectly through our contractors or partners as a result of COVID-19 that could severely impact our business and clinical trials, including:

●	further delays or difficulties in enrolling and retaining patients in our clinical trials or those conducted by third parties and further incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments;
●	challenges related to ongoing and increased operational expenses related to the COVID-19 pandemic;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	delays, difficulties or increased costs to comply with COVID-19 protocols at our leased facilities and clinical sites;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
●	limitations in resources that would otherwise be focused on the conduct of our business or our clinical trials, including because of sickness or the desire to avoid contact with large groups of people or as a result of government-imposed “Stay-at-Home” orders or similar working restrictions;
●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
●	delays in preclinical and clinical sites receiving the supplies and materials needed to conduct our clinical trials;
●	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
●	changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;

●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel;
●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States; and
●	increased competition for contract research organizations (CROs), suppliers and vendors.

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

As we continue to actively advance our clinical programs and discovery and research programs, we are assessing the impact of the COVID-19 pandemic on each of our programs, expected timelines and costs on an ongoing basis. In light of ongoing developments relating to the COVID-19 pandemic, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the FDA’s industry guidance for conducting clinical trials during the COVID-19 pandemic issued in March 2020, as updated subsequently, as well as other guidance on biopharmaceutical manufacturing and inspections during the pandemic, among others, we and our CROs may be required to implement new clinical trial procedures and policies or make certain adjustments to our clinical trial. We and our CROs have made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on June 19, 2020 on good manufacturing practice considerations for responding to COVID-19 infection in employees in biopharmaceutical products manufacturing and generally, and may need to make further adjustments in the future. Other COVID-related guidance released by FDA that apply to us and our third-party manufacturers include guidance addressing cGMP considerations for responding to COVID-19 infections in employees and statistical considerations for clinical trials during the COVID-19 public health emergency. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trial and seeking to add new clinical trial sites, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trial, may need to suspend our clinical trial, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

The global outbreak of COVID-19, including COVID-19 variants, continues to evolve. The extent to which the COVID-19 pandemic impacts our business will depend on future developments such as the rate of the spread of the disease including any COVID-19 variants, vaccination rates, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

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

The success of EDG-5506 will depend on several factors, including the following:

●	the successful and timely completion of our ongoing nonclinical studies and clinical trial of EDG-5506;
●	addressing any delays, necessary adjustments and additional costs in nonclinical study and clinical trials resulting from factors related to the COVID-19 pandemic;
●	the initiation and successful patient enrollment and completion of additional clinical trials of EDG-5506 on a timely basis;
●	maintaining and establishing relationships with CROs and clinical sites for the clinical development of EDG-5506;

●	the frequency and severity of adverse events in clinical trials;
●	demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;
●	the timely receipt of marketing approvals for EDG-5506 from applicable regulatory authorities;
●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
●	the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of EDG-5506;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protecting our rights in our intellectual property portfolio;
●	our ability to expand EDG-5506 into multiple indications;
●	the successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety profile following any marketing approval;
●	the actual market-size, ability to identify patients and the demographics of patients eligible for our product candidates, which may be different than expected;
●	commercial acceptance by patients, the medical community and third-party payors, particularly since the product candidates we develop may be novel; and
●	our ability to compete or combine with other therapies.

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

In addition to EDG-5506, our prospects depend in part upon developing and commercializing EDG -7500 and product candidates from our EDG-003 cardiovascular discovery program and discovering, developing and commercializing product candidates in future programs, which may fail or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for and commercialize EDG-7500, product candidates from our research program currently focused on cardiovascular indications, or EDG-003, and our lead product candidate, EDG-5506, as we have paused the development of EDG-5440, having completed IND-enabling studies, given the favorable profile of EDG-5506 to date. However, research and development related to novel therapeutics is inherently risky. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

The success of other product candidates we may develop will depend on many factors, including the following:

●	generating sufficient data to support the initiation or continuation of clinical trials;
●	addressing any delays in our research programs resulting from factors related to the COVID-19 pandemic;
●	obtaining regulatory permission to initiate clinical trials;
●	contracting with the necessary parties to conduct clinical trials;
●	successful enrollment of patients in, and the completion of, clinical trials on a timely basis;
●	the timely manufacture of sufficient quantities of a product candidate for use in clinical trials; and
●	adverse events in clinical trials.

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

Although we announced: (i) in October 2021 positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial; (ii) in January 2022, positive topline results from the BMD, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and PD of EDG-5506; and (iii) in June 2022, positive interim results from the ARCH open label study of EDG-5506 in adults with BMD, our lead product candidate’s risk of failure is high. It is impossible to predict when or if EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program or any other product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate with substantial evidence the safety and efficacy of such product candidates.

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

We have experienced delays in completing our ongoing clinical trial and may experience additional delays in initiating or completing additional clinical trials including delays as a result of COVID-19. We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent receipt of marketing approval or our ability to commercialize our product candidates, including:

●	receipt of feedback from regulatory authorities that requires us to modify the design of our clinical trials;
●	clinical trial observations or results that require us to modify the design of our clinical trials;
●	negative or inconclusive clinical trial results that may require us to conduct additional clinical trials or abandon certain drug development programs;
●	obtaining approval from one or more institutional review boards (IRB);
●	the number of patients required for clinical trials being larger than anticipated, enrollment in these clinical trials being slower than anticipated or participants dropping out of these clinical trials at a higher rate than anticipated;
●	any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	the suspension or termination of our clinical trials for various reasons, including non-compliance with regulatory requirements or a finding that our product candidates have undesirable side effects or other unexpected characteristics or risks;
●	changes to clinical trial protocol;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	the cost of clinical trials of our product candidates being greater than anticipated;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates being insufficient or inadequate;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMPs, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;

●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices (GCP) or other regulatory requirements;
●	third-party contractors not performing data collection or analysis in a timely or accurate manner;
●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; and
●	regulators revising the requirements for approving our product candidates.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. Although we announced: (i) in October 2021, positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial; (ii) in January 2022, positive topline results from the BMD, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and PD of EDG-5506; and (iii) in June 2022, positive interim results from the ARCH open label study of EDG-5506 in adults with BMD, we do not know whether EDG-5506 will perform in current or future clinical trials as EDG-5506 has performed in preclinical studies or earlier clinical trials, nor do we know whether EDG-7500 or any product candidate in our EDG-003 cardiovascular discovery program will perform in current or future preclinical studies or future clinical trials as it has in prior preclinical studies. Product candidates in clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

We expect patient enrollment to be affected because our competitors have ongoing clinical trials for programs that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials could instead enroll in clinical trials of our competitors’ programs. Patient enrollment for our current or any future clinical trials may be affected by other factors, including:

●	size and nature of the patient population;
●	perceived risks and benefits of novel, unproven approaches;
●	severity of the disease under investigation;
●	availability and efficacy of approved drugs for the disease under investigation;
●	patient eligibility criteria for the trial in question as defined in the protocol;
●	perceived risks and benefits of the product candidate under study;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or other product candidates being investigated for the indications we are investigating;
●	patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	the activities of key opinion leaders (KOLs) and patient advocacy groups;
●	proximity and availability of clinical trial sites for prospective patients; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may have an advanced disease, will not survive the full terms of the clinical trials.

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

We are currently focusing the majority of our resources and efforts on developing EDG-5506. As a result, because we have limited resources, we may forgo or delay the pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential including EDG-7500 and product candidates from our EDG-003 cardiovascular discovery program. In addition, while we currently have multiple compounds in our programs, we are focusing our efforts on select product candidates from each of these programs to develop as lead product candidates in each program. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for EDG-5506, EDG-7500 and our EDG-003 cardiovascular discovery program may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for EDG-5506, EDG-7500 or the product candidates we are currently researching, such as those from our EDG-003 cardiovascular discovery program, we may relinquish valuable rights to our product candidates or programs through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

With EDG-5506, we expect to face competition from existing products and products in development. Approximately 70% of patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. and prednisone is also FDA-approved and is marketed by multiple companies. In March 2022, Santhera Pharmaceuticals in collaboration with ReveraGen Biopharma, commenced the NDA filing as a rolling submission for vamorolone, a steroid therapy for DMD. In January 2023, Santhera announced the acceptance of the NDA by the FDA. In addition, there are four FDA conditionally approved exon skipping drugs: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked PMOs approved for the treatment of DMD patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of DMD patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. In June 2022, PTC Therapeutics presented new topline results with Translarna (ataluren), for patients with nonsense mutation DMD, a subset of the disease that impacts between 10% and 15% of patients. It remains unclear if the data will lead to U.S. FDA approval of Translarna. Translarna has been conditionally approved in the European Union and Brazil for ambulatory patients aged 2 years and older with DMD resulting from a nonsense mutation in the dystrophin gene. In November 2022, Sarepta announced that the U.S. FDA accepted their Biologics License Application seeking accelerated approval of their microdystrophin gene therapy, SRP-9001 (delandistrogene moxeparvovec), for the treatment of ambulant individuals with DMD. SRP-9001 has been granted Priority Review by the FDA, with a regulatory action date of May 29, 2023. Other companies focused on developing genetic based therapies for DMD that target dystrophin mechanisms include Pfizer Inc., Solid Biosciences Inc., Genethon, PepGen, Dyne Therapeutics, Avidity Biosciences, REGENXBIO, and Entrada Therapeutics. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics.

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

With EDG-7500, we expect to face competition from existing products and products in development. Current pharmaceutical treatment is intended to improve diastolic filling in both oHCM and nHCM and reduce LVOT in oHCM patients only. The goal of current therapies is to achieve meaningful symptom relief. Non-vasodilating beta blockers and non-dihydropyridine calcium channel blockers are the first-line therapies for symptomatic oHCM and nHCM patients. Commonly prescribed beta-blockers are atenolol, propranolol, and metoprolol. Verapamil and diltiazem are calcium channel blockers used in the treatment of symptomatic oHCM and nHCM. For oHCM patients who remain symptomatic, a sodium channel blocker with negative ionotropic drug properties may also be added, typically disopyramide (either Pfizer’s Norpace, marketed by Pfizer, or a generic form marketed by several companies).

In the field of targeted precision medicines intended to address the molecular underpinnings of HCM, competitors include BMS, LianBio, Cytokinetics, Imbria Pharmaceuticals, and Celltrion. BMS markets Camzyos (mavacamten), a CMI intended for the treatment of adults with symptomatic NYHA class II-III oHCM. LianBio is currently conducting a Phase 3 study of mavacamten in patients with oHCM in China. Cytokinetics is also developing a CMI, aficamten (CK-274), which is currently in a Phase 3 study in oHCM patients. BMS and Cytokinetics are also exploring their respective CMIs in ongoing Phase 3 and Phase 2 nHCM studies, respectively. Cytokinetics and BMS are also developing next generation CMIs, CK-271 and MYK-224, respectively.

Non-CMI targeting drugs in development include IMB-101(Imbria Pharmaceuticals), a free fatty acid receptor antagonist currently in Phase 2 and CT-G20 (Celltrion), an anti-arrhythmic cibenzoline succinate currently in a Phase 1 oHCM study. We are aware of several preclinical HCM programs including: TN-201, myosin binding protein C3-targeting gene therapy approach being developed by Tenaya Therapeutics for genetic HCM; JN-210, a microRNA activating gene therapy approach being developed by Jaan Biotherapeutics; AVB-601, a gene therapy approach being developed by Solid Bio for genetic HCM; CDR348T and CDR641L, both are non-coding RNA-based therapies being developed by Cardior Pharmaceuticals. We are also aware of several early-stage preclinical HCM assets being developed by DiNAQOR in collaboration with BioMarin Pharmaceuticals (BMN-293/DINA-001) and Lexeo Therapeutics (LX2022).

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. For example, on October 13, 2022, we announced positive 6-month interim results from the ARCH open label study of EDG-5506 in adults with BMD. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program or any other product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

●	the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;
●	the timing of market introduction of the product candidate as well as competitive products;
●	the clinical indications for which a product candidate is approved;
●	restrictions on the use of product candidates in the labeling approved by regulatory authorities, such as boxed warnings or contraindications in labeling, or a risk evaluation and mitigation strategy, if any, which may not be required of alternative treatments and competitor products;
●	the potential and perceived advantages of our product candidates over alternative treatments;
●	the cost of treatment in relation to alternative treatments;
●	the availability of an approved product candidate for use as a combination therapy;
●	relative convenience and ease of administration;
●	the willingness of the target patient population or their caregivers to try new therapies and of physicians to prescribe these therapies;
●	the availability of coverage and adequate reimbursement by third-party payors, including government authorities;
●	patients’ willingness to pay for these therapies in the absence of such coverage and adequate reimbursement;

●	the effectiveness of sales and marketing efforts;
●	support from KOLs and patient advocacy groups;
●	unfavorable publicity relating to our product candidates; and
●	the approval of other new therapies for the same indications.

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

The effort to identify patients with diseases we seek to treat is in early stages and we cannot accurately predict the number of patients for whom treatment might be possible. A newborn screening initiative was put into place with the goal of identifying and providing care for every child born with Duchenne muscular dystrophy and achieving Recommended Uniform Screening Panel (RUSP) status. An Ohio newborn screening (NBS) pilot developed a process to determine who should have genetic testing. A newborn screening pilot program in New York State tested this and other aspects of a comprehensive newborn screening program at a large scale. The pilot was completed in October 2021 and screened more than 36,000 babies born in New York State over two years. Four babies were confirmed to have Duchenne/Becker muscular dystrophy, and one baby was identified as a carrier female. Two other pilot programs have been successfully conducted. In June 2022, Parent Project Muscular Dystrophy (PPMD), a nonprofit organization leading the fight to end DMD, announced that the organization submitted a nomination package to add DMD to the RUSP to the Advisory Committee on Heritable Disorders in Newborns and Children (ACHDNC). The RUSP package submission will now initiate the ACHDNC's review process. The review process typically takes more than a year and requires two key votes of experts in NBS to move forward. However, a scalable and cost-effective algorithm for accurately detecting muscular dystrophy which could be implemented at a national level may not be developed. In addition, the ACHDNC may decide not to add DMD to the RUSP. Furthermore, even if DMD is added to the RUSP, states may not be able to effectively implement a NBS program. This could reduce the identifiable patient population for the diseases we seek to treat and result in our therapies not being able to be initiated early in the course of the disease.

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

Regardless of the merits or eventual outcome, liability claims may result in:

●	delays in the development of our product candidates;
●	FDA, EMA or other regulatory authority investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs;
●	decreased or interrupted demand for our products;
●	injury to our reputation;
●	withdrawal of clinical trial participants and inability to continue clinical trials;
●	initiation of investigations by regulators;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing, or promotional restrictions;
●	loss of revenue;
●	exhaustion of any available insurance and our capital resources; and
●	the inability to commercialize any products.

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

We have not conducted, managed or completed large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. Applications for our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;
●	the FDA, EMA or other comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, are only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
●	the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
●	the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	we may be unable to demonstrate to the FDA, EMA or other comparable foreign regulatory authorities that our product candidate’s risk-benefit ratio for its proposed indication is acceptable;
●	the FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and on-going surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

●	delays in or the rejection of product approvals;
●	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
●	restrictions on the products, manufacturers or manufacturing process;
●	warning or untitled letters;
●	civil and criminal penalties;
●	injunctions;
●	suspension or withdrawal of regulatory approvals;
●	product seizures, detentions or import bans;
●	voluntary or mandatory product recalls and publicity requirements;
●	total or partial suspension of production; and
●	imposition of restrictions on operations, including costly new manufacturing requirements.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for our one or more of our product candidates. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. In December 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

Additionally, the collection and use of health data and other personal data is governed in the EU by the General Data Protection Regulation (GDPR), which extends the geographical scope of EU data protection law to entities and operations outside of the EU under certain conditions and imposes substantial obligations upon companies and new rights for individuals, and by certain EU member state-level legislation. Failure to comply with the GDPR may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR increases our responsibility and liability in relation to applicable personal data that we or our CROs and other contractors and service providers may process, and we may be required to put in place additional measures in an effort to comply with the GDPR and with other laws and regulations in the EU, including those of EU member states, relating to privacy and data protection. These efforts may require substantial efforts and incurring significant costs. If our efforts to comply with the GDPR or other applicable EU laws and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business in the EU. Further, the Court of Justice of the European

Union (CJEU) invalidated the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the EU to the U.S. for companies that had self-certified to the Privacy Shield in July 2020. The CJEU decision also raised questions about the continued validity of one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s standard contractual clauses (SCCs), and EU regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the SCCs. EU regulators have released updated standard contractual clauses that are required to be implemented over time. To the extent that we were to rely on the EU-U.S. or Swiss-U.S. Privacy Shield programs, we will not be able to do so in the future, and the CJEU’s decision and other regulatory guidance or developments otherwise may impose additional obligations with respect to the transfer of personal data from the EU, United Kingdom (UK) and Switzerland to the U.S., and we may be required to engage in additional contractual negotiations relating to the new SCCs or otherwise, each of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EU, UK and Switzerland to the U.S.

Further, the exit of the UK from the EU has created uncertainty with regard to data protection regulation in the UK. Specifically, the UK exited the EU on January 1, 2020, subject to a transition period that ended on December 31, 2020. On June 28, 2021, the European Commission issued an adequacy decision in respect of the UK’s data protection framework, allowing personal data transfers from EU member states to the UK to continue without requiring additional contractual or other measures in order to lawfully transfer personal data between the territories. This decision is subject to renewal after four years, however, and may be revisited by the European Commission at any time. The UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover. In the medium and longer terms, however, the relationship between the UK and EU in relation to aspects of data protection law remains unclear, including with respect to cross-border data transfers, which exposes us to further compliance risk. The UK also has issued its own standard contractual clauses, similar to the SCCs, that are required to be implemented over time. We may incur liabilities, expenses, costs, and other operational losses relating to the GDPR, the UK GDPR, and other laws and regulations in the EU and UK relating to privacy and data protection, including those of applicable EU member states in connection with any measures we take to comply with them. Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts and potentially requiring us to undertake additional measures to comply with them.

In the United States, a broad variety of data protection laws and regulations may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, establishes restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the new legislation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. For example, Colorado,

Virginia, Utah and Connecticut all have enacted comprehensive privacy statutes that have or will become effective in 2023 and share similarities with the CCPA.

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

Disruptions at the FDA and other agencies, including delays or disruptions due to the COVID-19 pandemic, travel restrictions, staffing shortages, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or disruption occurs, including due to travel restrictions, foreign COVID-19-related policies, staffing shortages or public health reasons, it could significantly impact the ability of the FDA and other regulatory authorities to timely review and process our regulatory submissions and provide feedback on our clinical development plans, which could have a material adverse effect on our business and our anticipated timelines. Further, future government shutdowns or disruptions to normal operations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations may include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	the federal false claims laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties laws, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, also imposes obligations, including mandatory contractual terms, on covered entities, which are health plans, healthcare clearinghouses, and certain health care providers, as those terms are defined by HIPAA, and their respective business associates and their subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value made to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as nurse practitioners and physician assistants, among others), and teaching hospitals as well as information regarding ownership and investment interests held by physicians; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales and medical representatives; state laws that govern the privacy and security of health

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff, particularly Alan Russell, our Co-Founder and Chief Scientific Officer. Additionally, wage inflation may interfere with our ability to hire or retain personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We do not maintain “key person” insurance for any of our executives or other employees. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

As of December 31, 2022, we had 59 full-time employees. Of these employees, 44 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;
●	managing our internal development efforts effectively, including the clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process for EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program and any other product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program and other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of our research and development, clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program and any other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program and other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. For example, in 2019, one our CROs experienced a cybersecurity breach which resulted in unauthorized access to certain of our preclinical data. We have received phishing attacks, and companies have, in general, experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic, and the increase in remote working further increases security threats. Additionally, cybersecurity researchers have observed increased cyberattack activity, and warned of heightened risks of cyberattacks, in connection with the military conflict in Ukraine. Any disruption or security incident resulting in any loss, destruction, unavailability, alteration, disclosure, disruption or dissemination of, or damage or unauthorized access to, our applications, any other data processed or maintained on our behalf or other assets, or for it to be believed or reported that any of these occurred, could cause us to incur liability, financial harm and reputational damage and could contribute to delays in the development and commercialization of our product candidates. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber incidents that could disrupt our programs and operations and the development of our product candidates or result in loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data and other data processed or maintained on our behalf or other assets, any of which could have a material adverse effect upon our reputation, business, operations or financial condition. Any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure, dissemination, or other processing of, personal information, including personal information regarding our clinical trial subjects or employees, or the perception that any such event has occurred, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Notifications and follow-up actions related to a security breach or incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss, corruption or unavailability of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the impacted data. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. We also rely on third parties to manufacture our product candidates, and similar events relating to their infrastructure and systems could also have a material adverse effect on our business.

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

Our business is subject to risks associated with business operations we conduct internationally, as well as indirect impacts from our relationships with collaborators, partners, or contractors who conduct business internationally. We may seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements and reimbursement regimes in foreign countries, including changes in existing regulatory requirements and implementation of new regulatory requirements or policies that impact our clinical development and business operations in foreign countries;
●	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from preclinical studies or clinical trials;
●	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the FCPA or comparable foreign regulations;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	impact of the COVID-19 pandemic or other public health concerns on our ability to produce our product candidates and conduct clinical trials in foreign countries;
●	production or supply shortages or other disruptions resulting from any events affecting raw material supply or manufacturing capabilities abroad, including, but not limited to, impacts due to the ongoing Ukraine-Russia war, addition of certain suppliers or companies to the Unverified List or other export restrictions under the Export Administration Regulations, implementation of other export controls, restrictions or sanctions that can impact the supply chain, our business, or business operations of our suppliers, contractors or partners; and
●	business interruptions resulting from geo-political actions, including war, such as the ongoing war in Ukraine, other regional or geo-political conflicts, and terrorism.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

●	the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
●	patent applications may not result in any patents being issued;
●	patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
●	our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell our potential product candidates;
●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
●	countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to develop products that are similar to our product candidates but that are not covered by the claims of the patents that we own or license;
●	we or our licensor or collaborators might not have been the first to make the inventions covered by the patent applications that we own or license;
●	we or our licensor or collaborators might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that the pending patent applications we own or license will not lead to issued patents;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	the patents of others may have an adverse effect on our business; and
●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such intellectual property.

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

There are numerous U.S. and foreign issued patents and pending patent applications owned by third-parties in the fields in which we are developing our product candidates. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-

party patents that may be infringed by commercialization of any of our product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:

●	result in costly litigation that may cause negative publicity;
●	divert the time and attention of our technical personnel and management;
●	cause development delays;
●	prevent us from commercializing any of our product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
●	require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
●	subject us to significant liability to third parties; or
●	require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all, or which might be non-exclusive, which could result in our competitors gaining access to the same technology.

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

No earlier than second quarter 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). This is a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

No earlier than second quarter 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

Disputes may arise between us and our licensor or potential licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	our right to sublicense patents and other rights to third parties;
●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●	our right to transfer or assign the license;
●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
●	the priority of invention of patented technology.

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

We do not have the ability to independently conduct our clinical trials. We currently rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our current and planned clinical trials of EDG-5506 and EDG-7500 and we expect to continue to rely upon third parties to conduct additional clinical trials for EDG-5506 and other product candidates. Third parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third-party will devote to our clinical trials. Furthermore, the competition for third parties has increased as a result of COVID-19. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors. Some of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements with a third-party, it would delay our drug development activities.

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

We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	the failure of the third-party to manufacture our product candidates according to our schedule and specifications, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
●	the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;
●	the breach by the third-party contractors of our agreements with them;
●	the failure of third-party contractors to comply with applicable regulatory requirements, including cGMPs;
●	the failure of the third-party to manufacture our product candidates according to our specifications;
●	the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
●	clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and
●	the misappropriation of our proprietary information, including our trade secrets and know-how.

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

From time to time, we evaluate various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

●	increased operating expenses and cash requirements;
●	the assumption of additional indebtedness or contingent liabilities;
●	the issuance of our equity securities;
●	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
●	the diversion of our management’s attention from our existing programs and initiatives in pursuing such a strategic merger or acquisition;
●	retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;
●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals; and
●	our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

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

If we enter into any collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving our product candidates would pose numerous risks to us, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to, and the manner in which they perform their obligations under, these collaborations and may not perform their obligations as expected;

●	collaborators may deemphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a business combination or sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;
●	we may grant exclusive rights to our collaborators that would prevent us from collaborating with others;
●	collaborators may not properly obtain, maintain, defend or enforce our intellectual property rights or may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property related proceedings that could jeopardize or invalidate our proprietary information and intellectual property or expose us to potential litigation or other intellectual property related proceedings;
●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
●	collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all;
●	collaborators may not provide us with timely and accurate information regarding development progress and activities under the collaboration or may limit our ability to share such information, which could adversely impact our ability to report progress to our investors and otherwise plan our own development of our product candidates;
●	collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
●	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings

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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this periodic report, these factors include:

●	the timing and results of preclinical studies and clinical trials of our product candidates, those conducted by third parties or those of our competitors;
●	the success of competitive products or announcements by potential competitors of their product development efforts;
●	regulatory actions with respect to our products or our competitors’ products;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	market conditions in the pharmaceutical and biotechnology sector;
●	changes in the structure of healthcare payment systems;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or our other stockholders;
●	the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic; and
●	general economic, political, industry and market conditions including the impact of increasing inflation.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and cost of, and level of investment in, research and development activities relating to our current product candidates and any future product candidates and research-stage programs, which will change from time to time;
●	our ability to enroll patients in clinical trials and the timing of enrollment;
●	the cost of manufacturing our current product candidates and any future product candidates, which may vary depending on FDA, EMA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
●	expenditures that we will or may incur to acquire or develop additional product candidates and technologies or other assets;
●	the timing and outcomes of clinical trials for EDG-5506, EDG-7500 and any of our other product candidates, or competing product candidates;
●	the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
●	competition from existing and potential future products that compete with EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program and any of our other product candidates or programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

●	any delays in regulatory review or approval of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program or any of our other product candidates;
●	the level of demand for EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program and any of our other product candidates, if approved, which may fluctuate significantly and be difficult to predict;
●	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with EDG-5506 and any of our other product candidates;
●	our ability to commercialize EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program and any of our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
●	our ability to establish and maintain collaborations, licensing or other arrangements;
●	our ability to adequately support future growth;
●	potential unforeseen business disruptions that increase our costs or expenses;
●	future accounting pronouncements or changes in our accounting policies;
●	the changing and volatile global economic and political environment; and
●	increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trial and other related business activities.

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

As of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 69.6% of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Moreover, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares, under the Securities Act, would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. In addition, shares registered under Form S-8 to register shares of our common stock reserved for issuance under our equity compensation plans become available for sale in the public market subject to the satisfaction of applicable vesting arrangements and the exercise of such options and, in the case of our affiliates, the restrictions of Rule 144. If any of these shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our periodic reports;
●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act);
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
●	exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

In addition, we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. We are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contains provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. These provisions, among other things:

●	establish a classified board of directors so that not all members of our board are elected at one time;
●	permit only the board of directors to establish the number of directors and fill vacancies on the board;
●	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
●	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);
●	eliminate the ability of our stockholders to call special meetings of stockholders;
●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
●	prohibit cumulative voting;
●	authorize our board of directors to amend the bylaws;
●	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and
●	require a super-majority vote of stockholders to amend or repeal specified provisions of our amended and restated certificate of incorporation and amended and restated bylaws.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a claim of breach of fiduciary duty;
●	any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; and
●	any action asserting a claim against us that is governed by the internal-affairs doctrine.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are based within the BioFrontiers Institute, a pioneering interdisciplinary hub within the University of Colorado, Boulder. We have leased approximately 2,700 square feet of space under a lease that expires in August 2023. Our facilities take maximal advantage of our location designed to house both academic and industrial research enabling us to build a state-of-the-art muscle research facility. In January 2022, the Company entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado. The new lease commenced in January 2022 and includes escalating rent payments and an 8.2 year term. The future minimum lease payments are disclosed in Note 5 to our financial statements appearing in our Annual Report. In February 2023, we signed an amendment to this lease to occupy additional 9,624 square feet of space. The future minimum lease payments for this additional space is disclosed in Note 11 to our financial statements appearing in our Annual Report. We believe our facilities are adequate and suitable for our current needs and, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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

Holders of Record

As of December 31, 2022, there were approximately 12 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Use of Proceeds from Follow-On Offering

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

We have also identified a second muscle-focused potential precision medicine that focuses on identification of novel mechanism cardiac modulators. We are initially pursuing a new target with our lead product candidate for cardiomyopathy, EDG-7500, for inherited hypertrophic cardiomyopathy (HCM) in addition to exploring the potential of this novel mechanism across other cardiac disorders. In addition, our EDG-003 cardiovascular discovery program is exploring the potential of other novel mechanisms to address other cardiac disorders. We believe our programs also offer substantial opportunities for us to expand into other rare diseases for which there are limited or no approved treatments.

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

We have incurred significant losses since the commencement of our operations. Our net losses were $67.6 million and $42.8 million for the year ended December 31, 2022 and 2021, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of December 31, 2022, we had an accumulated deficit of $144.6 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception through December 31, 2022, these private placements have provided gross proceeds of $160.7 million, and the initial public offering and follow-on public offering of our common stock have generated net proceeds of $315.3 million. We believe that our existing cash and cash equivalents and marketable securities of $351.9 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

Macroeconomic and Geopolitical Developments and the COVID-19 Pandemic

We are monitoring macroeconomic and geopolitical developments, such as the Russia-Ukraine conflict, inflation, cybersecurity risks and sanctions so that the Company can be prepared to react to new developments as they arise. We are carefully monitoring these developments, as well as the COVID-19 pandemic, and the resulting economic impact.

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

The majority of these expenses have been incurred to advance our lead product candidate, EDG-5506 and to a lesser degree EDG-7500. We expect that significant additional spending will be required to progress these and other potential discoveries through the remainder of the clinical development phases. These expenses will primarily consist of expenses for the administration of clinical trials as well as manufacturing costs for clinical material supply.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. We initiated a Phase 2 clinical trial in individuals with BMD in July 2022 and a Phase 2 clinical trial in children with DMD in October 2022. As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance EDG-5506, EDG-7500, a product from our EDG-003 cardiovascular discovery program through clinical trials and additional product candidates enter clinical trials; continue to develop our proprietary drug discovery platform; continue to discover and develop additional product candidates; and hire additional personnel.

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

Results of Operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$54,032	$32,189	$21,843
General and administrative	17,626	11,026	6,600
Total operating expenses	71,658	43,215	28,443
Loss from operations
Interest income	4,018	402	3,616
Net loss	$67,640	$42,813	$24,827

Research and development expenses

The following table summarizes our research and development expenses:

	Year ended December 31,
	2022	2021	Change

	(in thousands)
External research and development expenses:
EDG-5506 clinical program	$19,997	$13,870	$6,127
Discovery and preclinical	15,029	7,664	7,365
Internal costs, including personnel related	19,006	10,655	8,351
Total research and development expenses	$54,032	$32,189	$21,843

Research and development expenses were $54.0 million for the year ended December 31, 2022 compared to $32.2 million for the year ended December 31, 2021. The increase of $21.8 million was primarily driven by an increase of $8.4 million in internal costs, including personnel related costs, due largely to an increased employee headcount and stock-based compensation to support the growth of our research and development programs, an increase of $7.4 million related to increased drug discovery and preclinical development of our EDG-7500 candidate selected in the fourth quarter of 2022 and our EDG-003 cardiovascular discovery program and $6.1 million of higher external research and development expenses related to our EDG-5506 clinical program, including clinical trial costs and product candidate manufacturing costs to support current and future trials.

General and administrative expenses

General and administrative expenses were $17.6 million for the year ended December 31, 2022 compared to $11.0 million for the year ended December 31, 2021. The increase of $6.6 million was primarily related to the cost of operating as a public company, including $4.3 million in increased personnel-related costs from increased headcount, including stock-based compensation to support our growing research and development efforts, $1.7 million in increased professional and consulting costs and other administrative costs and $0.6 million in increased directors and officers insurance.

Interest income

Interest income was $4.0 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively. The increase of $3.6 million was primarily due to higher interest rates on our marketable securities balances and larger cash and marketable securities balances from the proceeds of the September 2022 Offering.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception through December 31, 2022, these private placements have provided gross proceeds of $160.7 million, and the initial public offering and follow-on public offering of our common stock have generated net proceeds of $315.3 million. As of December 31, 2022, we had cash, cash equivalents and marketable securities in the amount of $351.9 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year ended December 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(52,635)	$(33,507)
Net cash used in investing activities	(70,577)	(242,227)
Net cash provided by financing activities	129,639	186,384
Net increase (decrease) in cash and cash equivalents	$6,427	$(89,350)

Operating activities

Cash used in operating activities in the year ended December 31, 2022 was primarily driven by our net loss for the period of $67.6 million, and was also impacted by changes in operating assets and liabilities which decreased net working capital by $4.1 million. Cash used in operating activities was reduced by non-cash charges of $10.9 million relating to stock-based compensation expense of $10.9 million, depreciation of $0.4 million and amortization of right-of-use asset of $0.2 million, which was partially offset by amortization of premium and accretion of discounts, net on marketable securities of $0.5 million.

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

Investing activities

Cash used in investing activities during the year ended December 31, 2022 amounted to $70.6 million which was due to $292.4 million in purchases of marketable securities and $5.5 million for leasehold improvements for our new facility and the purchase of equipment, which was partially offset by $196.8 million in maturities of marketable securities and $30.6 million in sales of marketable securities.

Cash used in investing activities during the year ended December 31, 2021 amounted to $242.2 million which was due to $288.2 million in purchases of marketable securities and $0.7 million for purchases of equipment, which was partially offset by $43.2 million in maturities of marketable securities and $3.4 million of sales of marketable securities.

Financing activities

Cash provided by financing activities during the year ended December 31, 2022 was $129.6 million, which was due to $129.2 in net proceeds from the September 2022 Offering, cash proceeds of $0.4 million from the issuance of common stock upon the exercise of stock options, $0.3 million for the payment of deferred offering costs and $0.3 million in proceeds from the employee stock purchase plan.

Cash provided by financing activities during the year ended December 31, 2021 was $186.4 million, primarily consisting of cash proceeds of $186.1 million from the initial public offering of the Company’s common stock. In addition, we generated cash proceeds of $0.4 million from the issuance of common stock upon the exercise of stock options and the employee stock purchase plan, which was partially offset by $0.1 million in preferred stock issuance costs.

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

Our short-term material cash requirements as of December 31, 2022 are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We have entered into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

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

Our long-term cash requirements as of December 31, 2022 includes our lease obligations. In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado which includes escalating rent payments and an 8.2 year term. As of December 31, 2022 our operating lease liability balance is $4.4 million, of which $0.6 million is current. In February 2023, we signed an amendment to this lease to occupy additional 9,624 square feet of space. Future minimum payments under this additional space totals $1.7 million, of which $0.1 million is current.

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

Research and development expenses and accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, based on a pre-determined schedule or when contractual milestones are met, but some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of clinical trial accruals accordingly on a prospective basis. Examples of estimated accrued research and development expenses include fees paid to:

●	vendors in connection with preclinical development activities;
●	CROs and investigative sites in connection with preclinical studies and clinical trials; and
●	CDMOs in connection with the production of preclinical and clinical trial materials.

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

Recently Issued Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements that were adopted in 2022.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b‑2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

EDGEWISE THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Edgewise Therapeutics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Edgewise Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Denver, Colorado

February 23, 2023

EDGEWISE THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	As of	As of
	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$21,993	$15,566
Marketable securities, available for sale	329,954	265,223
Prepaid expenses and other assets	5,052	2,984
Total current assets	356,999	283,773

Property and equipment, net	8,533	912
Operating lease right-of-use asset	1,318	—
Other non-current assets	251	548

Total assets	$367,101	$285,233

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$6,105	$3,843
Accrued compensation	4,032	2,797
Accrued other expenses	5,840	3,881
Operating lease liability, current portion	608	—
Total current liabilities	16,585	10,521
Operating lease liability, net of current portion	3,800	—
Other long term liabilities	—	329

Total liabilities	20,385	10,850

Commitments and contingencies (see note 5)

Stockholders' equity:
Preferred stock, $.0001 par value per share; 200,000,000 shares authorized and no shares issued or outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 63,257,376 shares and 49,500,308 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	492,665	351,852
Accumulated other comprehensive loss	(1,355)	(514)
Accumulated deficit	(144,600)	(76,960)
Total stockholders' equity	346,716	274,383

Total liabilities and stockholders' equity	$367,101	$285,233

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year ended December 31,
	2022	2021

Operating expenses
Research and development	$54,032	$32,189
General and administrative	17,626	11,026
Total operating expenses	71,658	43,215

Loss from operations	(71,658)	(43,215)

Other income
Interest income	4,018	402
Total other income	4,018	402

Net loss	(67,640)	(42,813)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	(841)	(514)
Total comprehensive loss	$(68,481)	$(43,327)

Net loss per share, basic and diluted	$(1.26)	$(1.14)
Weighted-average shares outstanding, basic and diluted	53,593,753	37,526,332

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Series A		Series B-1		Series B-2		Series C						Accumulated
	Convertible		Convertible		Convertible		Convertible		Convertible				Other
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Paid-In Capital	Loss	Deficit	Total
Balance as of December 31, 2020	8,187,100	$15,484	7,888,392	$24,778	6,527,654	$25,056	12,954,423	$94,896	$160,214	1,009,479	$—	$727	$—	$(34,147)	$(33,420)
Convertible preferred stock converted into shares of common stock	(8,187,100)	(15,484)	(7,888,392)	(24,778)	(6,527,654)	(25,056)	(12,954,423)	(94,896)	(160,214)	35,557,569	4	160,210	—	—	160,214
Initial public offering of common stock, net of offering costs	—	—	—	—	—	—	—	—	—	12,650,000	1	186,147	—	—	186,148
Exercise of stock options	—	—	—	—	—	—	—	—	—	265,040	—	116	—	—	116
Purchase of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—	18,220	—	248	—	—	248
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	4,404	—	—	4,404
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(514)	—	(514)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(42,813)	(42,813)
Balance as of December 31, 2021	—	$—	—	$—	—	$—	—	$—	$—	49,500,308	$5	$351,852	$(514)	$(76,960)	$274,383
Issuance of common stock, net of offering costs	—	—	—	—	—	—	—	—	—	13,372,093	1	129,164	—	—	129,165
Exercise of stock options	—	—	—	—	—	—	—	—	—	336,838	—	405	—	—	405
Purchase of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—	48,137	—	320	—	—	320
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	10,924	—	—	10,924
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(841)	—	(841)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(67,640)	(67,640)
Balance as of December 31, 2022	—	$—	—	$—	—	$—	—	$—	$—	63,257,376	$6	$492,665	$(1,355)	$(144,600)	$346,716

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(67,640)	$(42,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	368	272
Stock-based compensation	10,924	4,404
Amortization (accretion) of premium (discount) on marketable securities, net	(543)	—
Amortization of right-of-use asset	170	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,452)	(2,392)
Accounts payable	47	2,654
Accrued compensation	1,235	1,622
Accrued other expenses and other liabilities	1,336	2,746
Lease liability	2,920	—
Net cash used in operating activities	(52,635)	(33,507)

Cash flows from investing activities
Purchases of marketable securities	(292,388)	(288,203)
Sales of marketable securities	30,574	3,444
Maturities of marketable securities	196,783	43,200
Purchases of property and equipment	(5,546)	(668)
Net cash used in investing activities	(70,577)	(242,227)

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting discounts and commissions and offering costs	129,165	—
Proceeds from initial public offering of common stock, net of underwriting discounts and commissions and offering costs	—	186,148
Payment of preferred stock issuance costs	—	(124)
Exercise of stock options	405	112
Payment of deferred offering costs	(251)	—
Proceeds from Employee Stock Purchase Plan	320	248
Net cash provided by financing activities	129,639	186,384

Net change in cash and cash equivalents	6,427	(89,350)
Cash and cash equivalents at beginning of period	15,566	104,916
Cash and cash equivalents at end of period	$21,993	$15,566
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability, net of reimbursed tenant improvements	$1,488	$—
Property and equipment purchases included in accounts payable and accrued other expenses	$2,510	$—
Conversion of convertible preferred stock upon closing of initial public offering	$—	$160,214

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 1  DESCRIPTION OF BUSINESS

Organization and Description of Business

Edgewise Therapeutics, Inc. (the Company) was incorporated as a Delaware corporation in May 2017, and it is headquartered in Boulder, Colorado. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for severe, rare muscle disorders for which there is significant unmet medical need. The Company’s lead product candidate, EDG-5506, is an orally administered small molecule designed to address the root cause of dystrophinopathies including Duchenne muscular dystrophy (DMD) and Becker muscular dystrophy (BMD). The Company is currently studying EDG-5506 in Phase 2 trials, which are being held in the U.S. and certain countries in Europe. In addition, the Company has identified EDG-7500, for the potential treatment of hypertrophic cardiomyopathy (HCM) and is conducting nonclinical studies to support advancing the compound into a Phase 1 clinical trial in late 2023. The Company is using its proprietary drug discovery platform to develop a pipeline of precision medicine product candidates that target key muscle proteins and modulators to address a broad array of genetically defined muscle disorders.

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

Risks and Uncertainties

The Board of Directors of the Company discusses with management macroeconomic and geopolitical developments, including COVID-19, the Russia-Ukraine conflict and inflation and the impact on the Company’s personnel, cybersecurity and sanctions so that the Company can be prepared to react to new developments as they arise. The Board of Directors and the management of the Company are carefully monitoring these developments and the resulting economic impact on its financial condition and results of operations.

Disruptions caused by the COVID-19 pandemic impacted our productivity, resulted in increased operational expenses, certain adjustments to the operations of our clinical trial, delays in the enrollment of new patients at our clinical trial site, and delays in certain supply chain activities and collecting and analyzing data from patients in our clinical trial. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.

Liquidity and Capital Resources

The Company has an accumulated deficit of $144.6 million and, cash, cash equivalents and marketable securities of $351.9 million as of December 31, 2022. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. The Company filed: (i) on April 1, 2022, a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (SEC) that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000; and (ii) on May 5, 2022 a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $125 million of our common stock from time to time through an “at-the-market” program under the Securities Act of 1933, as amended (Securities Act). As of December 31, 2022, the Company has not sold any shares under the “at the market” program.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $351.9 million of cash, cash equivalents and marketable securities on hand as of December 31, 2022 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

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

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of December 31, 2022 and 2021 primarily consist of money market funds and cash.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of December 31, 2022 and December 31, 2021 were $0.3 and $0 million, respectively. Such costs are classified in other non-current assets in the accompanying balance sheets.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value. There were no impairment charges or long-lived assets disposed of during the years ended December 31, 2022 and 2021.

Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases.

Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if such deferred tax assets are deemed more likely than not that some or all of the deferred tax assets will not be realized. Historically, the Company has not recognized these potential benefits in its financial statements and has fully reserved for such net deferred tax assets, as it believes it is more likely than not that the full benefit of these net deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years. The Company evaluated its tax positions and determined it has no uncertain tax positions as of December 31, 2022.

Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The Financial Accounting Standards Board (FASB) ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are those that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of financial instruments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

Marketable Securities, Available For Sale

All marketable securities have been classified as “available-for-sale” and are carried at fair value, based upon quoted market prices. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, the Company may classify its investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive loss and reported as a separate component of stockholders’ equity until realized. Interest income, realized gains and losses, and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with the Company’s investment policy, management invests in money market funds, corporate bonds, commercial paper, asset-backed securities and government securities. The Company has not experienced any realized losses on its deposits of cash, cash equivalents, and marketable securities since inception.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of December 31, 2022
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$21,893	$—	$—	$21,893
Marketable securities, available for sale:
Asset-backed securities	Level 2	23,020	8	(44)	22,984
Corporate debt securities	Level 2	54,374	—	(510)	53,864
Commercial paper	Level 2	144,730	—	—	144,730
U.S. government treasury and agency securities	Level 2	54,672	—	(624)	54,048
Supranational and sovereign government securities	Level 2	54,513	13	(198)	54,328
Total financial assets		$353,202	$21	$(1,376)	$351,847

	As of December 31, 2021
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$15,466	$—	$—	$15,466
Marketable securities, available for sale:
Asset-backed securities	Level 2	36,681	—	(42)	36,639
Corporate debt securities	Level 2	88,084	—	(160)	87,924
Commercial paper	Level 2	58,970	—	—	58,970
U.S. government treasury and agency securities	Level 2	59,596	—	(222)	59,374
Supranational and sovereign government securities	Level 2	22,406	—	(90)	22,316
Total financial assets		$281,203	$—	$(514)	$280,689

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, U.S. government treasury and agency securities, and supranational and sovereign government securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the years ended December 31, 2022 and 2021, there were no transfers of financial assets between Level 1 and Level 2. As of December 31, 2022, the remaining contractual maturities of $315.0 million of marketable securities were less than one year and $16.3 million were one to two years.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at December 31, 2022 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. The Company’s only element of other comprehensive loss was net unrealized loss on marketable securities.

Stock-Based Compensation

In accordance with ASC Topic 718, Compensation—Stock Compensation, the Company recognizes compensation expense for all stock-based awards issued to employees based on the estimated grant-date fair value, which is recognized as expense on a straight-line basis over the requisite service period. The Company has elected to recognize forfeitures as they occur. For restricted stock unit awards, the fair value is based on the closing price of the Company's common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions including expected volatility, expected term, risk-free interest rate and expected dividends in addition to the Company’s common stock valuation (see Note 4).

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02), which requires the lessee to recognize a ROU asset and a lease liability for operating leases, initially measured at the present value of lease payments, in its consolidated balance sheet. The Company adopted ASU 2016-02 effective January 1, 2022, using the alternative modified transition method, which applies ASU 2016-02 as of the adoption date and therefore, the Company has not applied the standard to the comparative periods presented in the Company's financial statements. The Company elected the “package of practical expedients,” which permits the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the hindsight practical expedient to determine the lease term, the practical expedient to not separate lease and non-lease components and the policy election to not recognize ROU assets or lease liabilities for short-term leases. The adoption of ASC 842 did not have a material effect on the Company’s balance sheet as of January 1, 2022 due to the terms related to the Company’s existing leases.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Statements (Topic 326) (ASU 2016-13), which intends to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASU’s to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. The Company estimates that there will be no material effect on the financial statements upon adoption.

NOTE 3 PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of December 31, 2022 the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

Common stockholders are entitled to dividends if and when declared by the Board of Directors of the Company and after any convertible preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote.

The Company had no convertible preferred stock outstanding as of December 31, 2022 and 2021. Immediately prior to the completion of the IPO in March 2021, all outstanding shares of the Company’s convertible preferred stock were automatically converted into 35,557,569 shares of common stock.

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

A total of 5,040,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve will be increased by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s Board of Directors may determine. As of December 31, 2022, there were 1,829,377 shares available for future issuance under the 2021 Plan.

Stock Options

Stock option activity for the year ended December 31, 2022 is as follows:

				Weighted
				Average
		Weighted		Remaining
		Average	Total Intrinsic	Contractual Life
	Options	Exercise Price	Value	(Years)
Outstanding as of December 31, 2021	7,590,727	$5.98
Granted	3,519,698	$9.99
Exercised	(336,839)	$1.20
Cancelled	(130,726)	$7.30
Outstanding as of December 31, 2022	10,642,860	$7.44	$39,047	8.4
Options exercisable as of December 31, 2022	3,902,554	$4.87	$23,173	7.7

The vesting of stock options is stated in each individual grant agreement, which is generally four years. As of December 31, 2022, there was unrecognized stock-based compensation cost of $40.3 million, which is expected to be recognized over weighted-average term of 3 years. The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $2.7 million and $4.3 million, respectively. For options granted during the years ended December 31, 2022 and 2021, the weighted-average grant date fair value was $7.32 and $11.30 per share, respectively. In previous years, there were additional options issued outside of this plan as discussed under Founder Stock Options.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vest monthly over a four-year period that expires 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of December 31, 2022, 1,531,780 options were both outstanding and exercisable. There were no options exercised during the year ended December 31, 2022. As of December 31, 2022, there was no unrecognized stock-based compensation expense. As of December 31, 2022, the intrinsic value of options outstanding and exercisable was $13.4 million. The weighted-average remaining contractual life of stock options is 9.5 years as of December 31, 2022.

Fair Value Assumptions

The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the use of the following assumptions:

Year ended December 31,
	2022	2021
Expected term (Years)	5.48 - 6.85	5.06 - 6.71
Expected volatility	81.72% - 87.47%	75.0% - 76.4%
Risk-free interest rate	1.68% - 4.18%	0.60% - 1.36%
Expected dividend rate	—	—
Fair value common stock	$6.25 - $13.60	$1.93 - $28.87

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

Restricted Stock Units

A restricted stock unit (RSU) represents the right to receive one share of common stock upon vesting of the RSU. During the year ended December 31, 2022, the Company issued RSUs with service conditions that vest over three years. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant.

RSU activity for the year ended December 31, 2022 is as follows:

		Weighted Average Grant
	RSUs	Date Fair Value
Issued and unvested as of December 31, 2021	—	$—
Granted	268,031	$7.98
Vested	—	$—
Cancelled	(456)	$7.98
Issued and unvested as of December 31, 2022	267,575	$7.98

As of December 31, 2022, there was unrecognized stock-based compensation cost of $1.7 million, which is expected to be recognized over a term of 2.3 years.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. As of December 31, 2022, the Company has reserved for issuance 932,646 shares of common stock pursuant to the ESPP. Each offering period is approximately twelve months long. ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date.

Total stock-based compensation expense related to all equity plans, including Founder Stock Options was allocated as follows (in thousands):

	Year ended December 31,
	2022	2021
Research and development	$6,173	$2,790
General and administrative	4,751	1,614
Total stock-based compensation expense	$10,924	$4,404

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

Total costs incurred for license fees and milestones achieved under the OSIF license agreement was $0.2 million and $0 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company has paid $0.5 million for license fees and milestones achieved in connection with the license agreement.

Lease Agreements

In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado (the New Boulder Lease) with aggregate base rent payments of approximately $3.3 million over the initial 8.2-year term of the lease. The Company has the option to extend the New Boulder Lease for two additional terms of five years each. Further, the Company provided a standby letter of credit (LOC) of $0.8 million during the term of the lease as collateral for the Company’s obligations under the lease. Provided there has been no event of default by the Company during the initial 36-month term, the Company will replace the initial LOC with a replacement LOC in the amount of $0.5 million. The New Boulder Lease includes two tenant improvement allowances, which includes one for $1.0 million in construction costs to be fully reimbursed by the lessor (the First Allowance) and one for $2.0 million in construction costs to be repaid to the lessor as additional rent payments over the initial term of the lease (the Second Allowance). During the year ended December 31, 2022, $1.0 million and $1.8 million was received by the lessor under the First Allowance and Second Allowance, respectively. The receipt of $1.8 million under the Second Allowance resulted in an increase to operating lease liabilities and an increase to aggregate base rent payments totaling $2.2 million. The Company is obligated to pay the lessor an amount not to exceed 5% of the net rents from the property for operating costs. Such amounts are not included in the measurement of the lease liability and are recognized as variable lease expense when they are incurred. Variable lease expense under the New Boulder Lease was $0.1 million and $0 for the years ended December 31, 2022 and 2021, respectively. The New Boulder Lease is classified as an operating lease.

The Company recorded a lease liability and ROU lease asset for the New Boulder Lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The option to extend the New Boulder Lease was not recognized as part of the Company’s lease liability and ROU lease asset, as such extensions are not reasonably certain to occur. As of December 31, 2022, the weighted-average remaining lease term and the weighted-average discount rate for the New Boulder Lease was 7.3 years and 6%, respectively. Rent expense under the New Boulder Lease was $0.3 million and $0 for the years ended December 31, 2022 and 2021, respectively.

Future minimum lease payments under the New Boulder Lease as of December 31, 2022 are as follows (in thousands):

Year Ending December 31,
2023	$630
2024	748
2025	759
2026	770
2027	782
Thereafter	1,803
Total undiscounted future minimum lease payments	5,492
Less: discount	(1,084)
Total lease liability	$4,408

The Company additionally leases office and lab space under lease agreements which expire in August 2023. These leases were excluded from our lease liability and ROU asset calculations due to their short-term nature. Future minimum lease payments under these short-term leases as of December 31, 2022 total $38,000, all of which will be paid through the end of fiscal year 2023. Total rent expense under these short term leases were $0.2 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2021, future minimum lease payments totaled $141,000, all of which were paid in 2022.

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the year ended December 31, 2022 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2022.

NOTE 6  INCOME TAXES

Since inception, the Company has incurred net taxable losses, and accordingly, no current provision for income taxes has been recorded. The effective income tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	As of December 31,
	2022	2021
Federal tax at statutory rate	21.0%	21.0%
State taxes, net of federal deduction	4.8%	4.5%
Research and development credits	3.0%	1.8%
Other	0.8%	—%
Disallowed compensation	(1.2)%	—%
Change in valuation allowance	(28.4)%	(27.3)%
Effective income tax rate	—	—

Deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets (liabilities):
Federal net operating loss carryforward	$17,588	$14,570
Capitalized research expenses	10,096	-
State net operating loss carryforward	3,885	3,187
Federal R&D credit	3,369	1,130
Stock-based compensation	2,426	771
Accrued expenses	1,428	773
Lease liability	1,137	—
Other	432	141
Property and equipment	(61)	(42)
ROU asset	(340)	—
Total net deferred tax asset	39,960	20,530
Valuation allowance	(39,960)	(20,530)
Net deferred tax asset (liability)	$—	$—

For the period ended December 31, 2022, the Company has federal and state net operating loss carryforwards of $83.8 million and $86.4 million, respectively. Approximately $1.2 million and $53.3 million of the Company's federal and state net operating loss carryforwards, respectively will begin to expire in 2037. The remainder of the Company's federal and state net operating losses will carry forward indefinitely. The Company also has $3.4 million of federal research and development tax credits carryforwards, which will begin to expire in 2039. In accordance with Section 382 and Section 383, utilization of the NOL and tax credit carryforwards may subject to limitations based on prior or future ownership changes. Also, after weighing all available and positive and negative evidence the Company determined a full valuation allowance was necessary, consistent with prior year.

The Company is subject to income tax in multiple jurisdictions, including federal and several states. The Company has federal and state income tax returns that are open to examination from 2019 and 2018 forward, respectively. In addition, the utilization of NOLs and tax credit carryforwards, from periods prior to those previously mentioned may also be audited by the taxing authorities once utilized. As a result, the Company continuously monitors its current and prior filing positions in order to determine if any unrecognized tax positions need to be recorded. The analysis involves considerable judgement and is based on the best information available. For the period ended December 31, 2022, the Company is not aware of any positions which require an uncertain tax position liability.

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

NOTE 7  EMPLOYEE BENEFIT PLANS

In 2017, the Company established a qualified 401(k) plan which covers all employees who meet eligibility requirements. The Company’s contribution to the plan, as determined by the Company’s Board of Directors, was discretionary until September 2021 when the Company initiated a match with a maximum amount of 4% of the participant’s compensation. During the years ended December 31, 2022 and 2021, the Company made matching contributions of $0.4 million and $47,000 respectively.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Numerator
Net loss	$(67,640)	$(42,813)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	53,593,753	37,526,332
Net loss per share, basic and diluted	$(1.26)	$(1.14)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2022	2021
Options to purchase common stock	10,214,480	8,193,012
Unvested restricted stock units	179,177	—
Convertible preferred stock	—	8,670,206
Total	10,393,657	16,863,218

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

	As of December 31,	As of December 31,
	2022	2021
Laboratory equipment	$1,979	$1,339
Computers and software	281	275
Construction in process	7,338	—
Property and equipment - at cost	9,598	1,614
Less: accumulated depreciation	(1,065)	(702)
Property and equipment - net	$8,533	$912

Depreciation expense was $0.4 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

NOTE 10  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of December 31,	As of December 31,
	2022	2021
Accrued research and development costs	$4,782	$3,470
Accrued other	1,058	411
Total accrued other expenses	$5,840	$3,881

NOTE 11  SUBSEQUENT EVENTS

In February 2023, we signed an amendment to the lease agreement for the New Boulder Lease to occupy an additional 9,624 square feet of office and laboratory space (the Expansion Space). The Expansion Space includes an improvement allowance in the amount of $0.5 million. Rent payments will begin in December 2023.

Future minimum lease payments under the Expansion Space are as follows (in thousands):

Year Ending December 31,
2023	$13
2024	230
2025	236
2026	242
2027	248
Thereafter	581
Total future minimum principal payments	$1,550

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2022, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements The financial statements of Edgewise Therapeutics, Inc. are filed as part of this report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

(2) Financial Statement Schedules

All other schedules have been omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

(3) Exhibits

The documents listed in the Exhibit Index are incorporated by reference or are filed with this report, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40236	3.1	March 30, 2021

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40236	3.2	March 30, 2021

4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated December 3, 2020.	S-1	333-253923	4.1	March 5, 2021

4.2	Specimen common stock certificate of the Registrant.	S-1	333-253923	4.2	March 5, 2021

4.3	Description of Securities.	10-K	001-40236	4.3	February 24, 2022

10.1˄	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-253923	10.1	March 5, 2021

10.2˄	2017 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-253923	10.2	March 5, 2021

10.3˄	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-253923	10.3	March 5, 2021

10.4˄	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1	333-253923	10.4	March 5, 2021

10.5˄	2021 Employee Stock Purchase Plan, as amended, and forms of agreement thereunder.	Filed herewith

10.6˄	Offer Letter between the Registrant and Kevin Koch, Ph.D.	S-1	333-253923	10.5	March 5, 2021

10.7˄	Offer Letter between the Registrant and Alan Russell, Ph.D.	S-1	333-253923	10.6	March 5, 2021

10.8˄	Offer Letter between the Registrant and R. Michael Carruthers.	S-1	333-253923	10.8	March 5, 2021

10.9˄	Offer Letter between the Registrant and Behrad Derakhshan, Ph.D.	S-1	333-253923	10.9	March 5, 2021

10.10˄	Offer Letter between the Registrant and John Moore.	S-1	333-253923	10.10	March 5, 2021

10.11˄	Offer Letter between the Company and Joanne Donovan, M.D., Ph.D.	10-Q	001-40236	10.1	May 13, 2021

10.12˄	Offer Letter between the Company and Marc Semigran, M.D.	Filed herewith

10.13˄	Executive Incentive Compensation Plan.	S-1	333-253923	10.11	March 5, 2021

10.14˄	Executive Change in Control and Severance Plan.	S-1	333-253923	10.12	March 5, 2021

10.15˄	Outside Director Compensation Policy.	S-1	333-253923	10.13	March 5, 2021

10.16	Sales Agreement, dated April 1, 2022, by and between Edgewise Therapeutics, Inc. and Cowen and Company, LLC.	S-3	333-264083	1.2	April 1, 2022

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (reference is made to the signature page hereto).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

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

Date: February 23, 2023

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kevin Koch Kevin Koch, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023
H/s/ R. Michael Carruthers R. Michael Carruthers	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2023
/s/ Peter Thompson ‘s’ Peter Thompson, M.D.	Co-Founder, Chairman and Director	February 23, 2023
/s/ Alan Russell Alan Russell, Ph.D.	Chief Scientific Officer and Director	February 23, 2023
/s/ Laura A. Brege Laura A. Brege	Director	February 23, 2023
H/s/ Badreddin Edris Badreddin Edris, Ph.D.	Co-Founder and Director	February 23, 2023
/s/ Kenneth Harrison Kenneth Harrison, Ph.D.	Director	February 23, 2023
/s/ Jonathan Root Jonathan Root, M.D.	Director	February 23, 2023