Form 10-Q
period 2023-03-31
Edgewise Therapeutics, Inc.
filed 2023-05-11
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40236

Edgewise Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-1725586
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1715 38th St.

Boulder, CO 80301

(Address of Principal Executive Offices)

(720) 262-7002

(Registrant’s telephone number)

3415 Colorado Ave.

Boulder, CO 80303

(Former name, former address and former fiscal year, if changed since last report)

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

As of April 30, 2023, there were 63,279,401 of the registrant’s ordinary shares outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the safety and efficacy of, and the ability of our preclinical studies and clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
●	our ability to utilize our proprietary drug discovery platform to develop a pipeline of product candidates to address muscle disorders;
●	the timing, progress and results of preclinical studies and clinical trials for EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and our research and development programs;
●	the timing, scope and likelihood of domestic and foreign regulatory filings and approvals, including timing of INDs and final FDA approval of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program and any other future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization, operations and marketing capabilities, relationships with other businesses and other business strategies, systems and relationships;
●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
●	the need to hire additional personnel and our ability to attract and retain such personnel;
●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting and our expectations regarding the implementation of newborn screening for muscular dystrophy;
●	our expectations regarding the approval and use of our product candidates in combination with other drugs;
●	our competitive position and the success of competing product candidates and therapies that are or may become available;
●	our estimates of the number of patients that we will enroll in our clinical trials;
●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our product candidates;

●	our ability to obtain and maintain regulatory approval of our product candidates;
●	our plans relating to the further development of our product candidates, including additional indications we may pursue;
●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;
●	our expectations regarding the impact of the COVID-19 pandemic on our business;
●	our expectations regarding the impact of the Russia/Ukraine conflict on our business;
●	our expectations regarding the impact of instability in the U.S. banking and financial services sector and other macroeconomic trends;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	our continued reliance on third parties to conduct additional preclinical studies and planned clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
●	our relationships with patient advocacy groups, key opinion leaders, regulators, the research community and payors;
●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	the pricing and reimbursement of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program and other product candidates we may develop, if approved;
●	the rate and degree of market acceptance and clinical utility of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program and other product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing which may be impacted by many factors including inflation;
●	our financial performance;
●	the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	the impact of laws and regulations; and
●	our expectations regarding the period during which we will qualify as an emerging growth company under The Jumpstart Our Business Startups Act of 2012 and a smaller reporting company under the Securities Exchange Act of 1934, as amended.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

EDGEWISE THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	As of	As of
	March 31,	December 31,
	2023	2022
Assets	(unaudited)
Current assets
Cash and cash equivalents	$48,230	$21,993
Marketable securities, available for sale	279,722	329,954
Prepaid expenses and other assets	5,411	5,052
Total current assets	333,363	356,999

Property and equipment, net	10,396	8,533
Operating lease right-of-use asset	2,390	1,318
Other non-current assets	251	251

Total assets	$346,400	$367,101

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$3,875	$6,105
Accrued compensation	2,074	4,032
Accrued other expenses	5,969	5,840
Operating lease liability, current portion	797	608
Total current liabilities	12,715	16,585
Operating lease liability, net of current portion	4,845	3,800

Total liabilities	17,560	20,385

Commitments and contingencies (see note 5)

Stockholders' equity:
Preferred stock, $.0001 par value per share; 200,000,000 shares authorized and no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 63,274,732 shares and 63,257,376 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	496,523	492,665
Accumulated other comprehensive loss	(251)	(1,355)
Accumulated deficit	(167,438)	(144,600)
Total stockholders' equity	328,840	346,716

Total liabilities and stockholders' equity	$346,400	$367,101

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2023	2022

Operating expenses
Research and development	$19,876	$11,124
General and administrative	5,828	3,702
Total operating expenses	25,704	14,826

Loss from operations	(25,704)	(14,826)

Other income
Interest income	2,866	166
Total other income	2,866	166

Net loss	(22,838)	(14,660)

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	1,104	(1,418)
Total comprehensive loss	$(21,734)	$(16,078)

Net loss per share, basic and diluted	$(0.36)	$(0.30)
Weighted-average shares outstanding, basic and diluted	63,265,800	49,544,589

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Loss	Deficit	Total
Balance as of December 31, 2021	49,500,308	$5	$351,852	$(514)	$(76,960)	$274,383
Exercise of stock options	55,998	—	73	—	—	73
Stock-based compensation	—	—	1,978	—	—	1,978
Other comprehensive loss	—	—	—	(1,418)	—	(1,418)
Net loss	—	—	—	—	(14,660)	(14,660)
Balance as of March 31, 2022	49,556,306	$5	$353,903	$(1,932)	$(91,620)	$260,356

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Loss	Deficit	Total
Balance as of December 31, 2022	63,257,376	$6	$492,665	$(1,355)	$(144,600)	$346,716
Exercise of stock options	17,356	—	21	—	—	21
Stock-based compensation	—	—	3,837	—	—	3,837
Other comprehensive gain	—	—	—	1,104	—	1,104
Net loss	—	—	—	—	(22,838)	(22,838)
Balance as of March 31, 2023	63,274,732	$6	$496,523	$(251)	$(167,438)	$328,840

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(22,838)	$(14,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	195	83
Stock-based compensation	3,837	1,978
Amortization (accretion) of premium (discount) on marketable securities, net	(2,075)	670
Amortization of right-of-use asset	46	44
Changes in assets and liabilities:
Prepaid expenses and other assets	(359)	398
Accounts payable	(160)	1,188
Accrued compensation	(1,958)	(1,451)
Accrued other expenses and other liabilities	370	(846)
Lease liability	116	24
Net cash used in operating activities	(22,826)	(12,572)

Cash flows from investing activities
Purchases of marketable securities	(16,958)	(13,956)
Sales of marketable securities	607	8,832
Maturities of marketable securities	69,761	36,879
Purchases of property and equipment	(4,368)	(369)
Net cash provided by investing activities	49,042	31,386

Cash flows from financing activities
Exercise of stock options	21	73
Net cash provided by financing activities	21	73

Net change in cash and cash equivalents	26,237	18,887
Cash and cash equivalents at beginning of period	21,993	15,566
Cash and cash equivalents at end of period	$48,230	$34,453
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability, net of tenant improvement receivable	$1,118	$2,174
Deferred offering costs included in accrued expenses	$—	$141
Property and equipment purchases included in accounts payable and accrued other expenses	$200	$309

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

Risks and Uncertainties

The board of directors of the Company discusses with management macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, the Russia Ukraine conflict, COVID-19, cybersecurity and sanctions so that the Company can be prepared to react to new developments as they arise. The board of directors and the management of the Company are carefully monitoring these developments and the resulting economic impact on its financial condition and results of operations.

Liquidity and Capital Resources

The Company has an accumulated deficit of $167.4 million and cash, cash equivalents and marketable securities of $328.0 million as of March 31, 2023. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. The Company filed: (i) on April 1, 2022, a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (SEC) that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000; and (ii) on May 5, 2022 a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $125 million of our common stock from time to time through an “at-the-market” program under the Securities Act of 1933, as amended (Securities Act). As of March 31, 2023, the Company has not sold any shares under the “at the market” program.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $328.0 million of cash, cash equivalents and marketable securities on hand as of March 31, 2023 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2022, is derived from the Company’s audited financial statements. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period.

The accompanying interim unaudited condensed financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was filed with the SEC on February 23, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of March 31, 2023, the results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022 have been made.

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

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of March 31, 2023 and December 31, 2022 primarily consist of money market funds and cash.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of March 31, 2023 and December 31, 2022 were $0.3 million. Such costs are classified in other non-current assets in the accompanying balance sheets.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the related asset, which is generally three to seven years, and in the case of leasehold improvements, the shorter of the estimated useful lives of the assets or the term of the lease.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value. There were no impairment charges or long-lived assets disposed of during the three months ended March 31, 2023 and 2022.

Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases.

Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if such deferred tax assets are deemed more likely than not that some or all of the deferred tax assets will not be realized. Historically, the Company has not recognized these potential benefits in its financial statements and has fully reserved for such net deferred tax assets, as it believes it is more likely than not that the full benefit of these net deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years. The Company evaluated its tax positions and determined it has no uncertain tax positions as of March 31, 2023.

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

Marketable Securities, Available For Sale

All marketable securities have been classified as “available-for-sale” and are carried at fair value, based upon quoted market prices. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, the Company may classify its investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive loss and reported as a separate component of stockholders’ equity until realized. Interest income, realized gains and losses, and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with the Company’s investment policy, management invests in money market funds, corporate bonds, commercial paper, asset-backed securities and government securities. The Company has not experienced any realized losses on its deposits of cash, cash equivalents, and marketable securities since inception.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of March 31, 2023
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$48,130	$—	$—	$48,130
Marketable securities, available for sale:
Asset-backed securities	Level 2	17,268	253	(24)	17,497
Corporate debt securities	Level 2	28,008	1	(215)	27,794
Commercial paper	Level 2	154,421	—	—	154,421
U.S. government treasury and agency securities	Level 2	70,260	13	(259)	70,014
Supranational and sovereign government securities	Level 2	10,016	—	(20)	9,996
Total financial assets		$328,103	$267	$(518)	$327,852

	As of December 31, 2022
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$21,893	$—	$—	$21,893
Marketable securities, available for sale:
Asset-backed securities	Level 2	23,020	8	(44)	22,984
Corporate debt securities	Level 2	54,374	—	(510)	53,864
Commercial paper	Level 2	144,730	—	—	144,730
U.S. government treasury and agency securities	Level 2	54,672	—	(624)	54,048
Supranational and sovereign government securities	Level 2	54,513	13	(198)	54,328
Total financial assets		$353,202	$21	$(1,376)	$351,847

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, U.S. government treasury and agency securities, and supranational and sovereign government securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the three months ended March 31, 2023, there were no transfers of financial assets between Level 1 and Level 2. As of March 31, 2023, the remaining contractual maturities of $275.8 million of marketable securities were less than one year and $4.2 million were one to two years.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at March 31, 2023 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Statements (Topic 326) (ASU 2016-13), which intends to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. ASU 2016-13 was adopted on January 1, 2023 and the adoption of the new standard did not have a material impact on the Company's financial statements. The Company will monitor credit losses at each reporting period.

NOTE 3  PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of March 31, 2023 the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

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

The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. A total of 5,040,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve increases by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of March 31, 2023, there were 1,616,146 shares available for future issuance under the 2021 Plan.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vest monthly over a four-year period that expires 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of March 31, 2023, 1,531,780 options were both outstanding and exercisable. There were no options exercised during the three months ended March 31, 2023.

Total stock-based compensation expense related to all equity plans, including Founder Stock Options was allocated as follows (in thousands):

	Three months ended March 31,
	2023	2022
Research and development	$2,115	$1,216
General and administrative	1,722	762
Total stock-based compensation expense	$3,837	$1,978

NOTE 5  COMMITMENTS AND CONTINGENCIES

License Agreements

On November 20, 2020 the Company exclusively licensed intellectual property from The Ohio State Innovation Foundation (OSIF) pursuant to a license agreement. Under the license agreement, the Company is obligated to make payments to OSIF aggregating up to $1.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified development and regulatory approval milestones and approximately $2.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified sales milestones. The Company is also obligated to pay low single-digit royalties to OSIF based on net sales by the Company and its affiliates and sublicensees of each product covered by the OSIF licensed patent rights. In addition, in the event the Company sublicenses the OSIF licensed patent rights, the Company is obligated to pay OSIF a specified portion of income received from sublicensing. Total costs incurred for license fees and milestones achieved under the OSIF license agreement were $6,000 for the three months ended March 31, 2023 and 2022. As of March 31, 2023, the Company has paid $0.7 million for license fees and milestones achieved in connection with the license agreement.

Lease Agreements

In January 2022, the Company entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado (the New Boulder Lease) with aggregate base rent payments of approximately $3.3 million over the initial 8.2-year term of the lease. Further, the Company provided a standby letter of credit (LOC) of $0.8 million during the term of the lease as collateral for the Company’s obligations under the lease. Provided there has been no event of default by the Company during the initial 36-month term, the Company will replace the initial LOC with a replacement LOC in the amount of $0.5 million. The New Boulder Lease includes two tenant improvement allowances, which includes one for $1.0 million in construction costs to be fully reimbursed by the lessor (the First Allowance) and one for $2.0 million in construction costs to be repaid to the lessor as additional rent payments over the initial term of the lease (the Second Allowance). From lease commencement through March 31, 2023, $1.0 million and $1.9 million was received by the lessor under the First Allowance and Second Allowance, respectively. The receipt of $1.9 million under the Second Allowance resulted in an increase to operating lease liabilities and an increase to aggregate base rent payments totaling $2.4 million.

In February 2023, the New Boulder Lease was modified to occupy an additional 9,624 square feet of office space (the Expansion Space) with aggregate payments of approximately $1.5 million over the initial 7.3 year term of the lease. The Expansion space includes an improvement allowance in the amount of $0.5 million to be fully reimbursed by the lessor.

Under the New Boulder Lease and the Expansion Space (collectively, the Lease), the Company has the option to extend the Lease for two additional terms of five years each. The Company is obligated to pay the lessor an amount not to exceed 5% of the net rents from the property for operating costs. Such amounts are not included in the measurement of the lease liabilities and are recognized as variable lease expense when they are incurred. Variable lease expense was $0.1 million and $0 for the three months ended March 31, 2023 and 2022, respectively. The Lease is classified as an operating lease.

The Company recorded lease liabilities and ROU lease assets for the Lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The option to extend the Lease was not recognized as part of the Company’s lease liabilities and ROU lease assets, as such extensions are not reasonably certain to occur. As of March 31, 2023, the weighted-average remaining lease term and the weighted-average discount rate for the Lease was 7.5 years and 6%, respectively. Rent expense under the Lease was $0.1 million for the three months ended March 31, 2023 and 2022.

Future minimum lease payments under the Lease as of March 31, 2023 are as follows (in thousands):

Year Ending December 31,
2023, remainder	$580
2024	996
2025	1,013
2026	1,030
2027	1,048
Thereafter	2,426
Total undiscounted future minimum lease payments	7,093
Less: discount	(1,451)
Total lease liability	$5,642

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2023 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2023.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended March 31,
	2023	2022
Numerator
Net loss	$(22,838)	$(14,660)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	63,265,800	49,544,589
Net loss per share, basic and diluted	$(0.36)	$(0.30)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three months ended March 31,
	2023	2022
Options to purchase common stock	12,225,627	9,089,966
Unvested restricted stock units	267,575	—
Total	12,493,202	9,089,966

NOTE 7  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Leasehold improvements	$8,210	$—
Laboratory equipment	2,685	1,979
Computers and software	281	281
Furniture and fixtures	480	—
Construction in process	—	7,338
Property and equipment - at cost	11,656	9,598
Less: accumulated depreciation	(1,260)	(1,065)
Property and equipment - net	$10,396	$8,533

Depreciation expense was $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 8  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Accrued research and development costs	$5,010	$4,782
Accrued other	959	1,058
Total accrued other expenses	$5,969	$5,840

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Edgewise Therapeutics, Inc. should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and notes included in our Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, on February 23, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this quarterly report, our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk Factors” to gain an understanding of the factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

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

In October 2021, we announced positive topline results from the multiple ascending dose (MAD) portion of a first-in-human Phase 1, HV clinical trial. In addition, in January 2022, we announced positive topline results from the BMD, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and PD of EDG-5506. We have fully enrolled an open-label, single-center study that will assess the safety and PK of EDG-5506 over two years in adults with BMD and in October 2022, announced positive interim 6-month results from the ongoing study. We initiated a Phase 2 clinical trial in individuals with BMD in July 2022 and initiated our Phase 2 clinical trial in children with DMD in October 2022.

We have also identified a second muscle-targeted precision medicine that focuses on identification of novel mechanism cardiac modulators. We are initially pursuing our lead product candidate, EDG-7500, for hypertrophic cardiomyopathy (HCM) in addition to exploring the potential of this novel mechanism in disorders of diastolic dysfunction. Our EDG-003 cardiovascular discovery program is exploring the potential of other novel mechanisms to address other cardiac disorders. We believe our programs also offer substantial opportunities for us to expand into other rare diseases for which there are limited or no approved treatments.

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

We have incurred significant losses since the commencement of our operations. Our net losses were $22.8 million and $14.7 million for the three months ended March 31, 2023 and 2022, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of March 31, 2023, we had an accumulated deficit of $167.4 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, and public offerings of our common stock. From inception through March 31, 2023, these private placements have provided gross proceeds of $160.7 million, and the initial public offering and follow-on public offering of our common stock have generated net proceeds of $315.3 million. We believe that our existing cash and cash equivalents and marketable securities of $328.0 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

Macroeconomic and Geopolitical Developments

We are monitoring macroeconomic and geopolitical developments, such as inflation, instability in the banking and financial services sector, tightening of the credit markets, cybersecurity risks, the Russia-Ukraine conflict, and sanctions so that the Company can be prepared to react to new developments as they arise. We are carefully monitoring these developments, as well as the COVID-19 pandemic, and the resulting economic impact.

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

The successful development of our product candidates is highly uncertain, and we do not believe it is possible at this time to accurately project the nature, timing and extent of expenses necessary to complete the development of our product candidates. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset these expenses. Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

●	the timing and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to maintain our current research and development programs and to establish new ones;
●	establishing an appropriate safety profile with IND-enabling studies;
●	successful patient enrollment in, and the initiation and completion of, clinical trials;
●	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
●	the receipt of regulatory approvals from applicable regulatory authorities;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	our ability to establish new licensing or collaboration arrangements;
●	the performance of our future collaborators, if any;

●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	development and timely delivery of sufficient supplies of our drug product that can be used in our planned clinical trials and for commercial launch upon approval;
●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	launching commercial sales of our product candidates, if approved, whether alone or in collaboration with others; and
●	maintaining a continued acceptable safety profile of the product candidates following approval.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022	Change

	(in thousands)
Operating expenses:
Research and development	$19,876	$11,124	$8,752
General and administrative	5,828	3,702	2,126
Total operating expenses	25,704	14,826	10,878
Loss from operations
Interest income	2,866	166	2,700
Net loss	$22,838	$14,660	$8,178

Research and development expenses

The following table summarizes our research and development expenses:

	Three months ended March 31,
	2023	2022	Change

	(in thousands)
External research and development expenses:
EDG-5506 clinical program	$7,192	$4,014	$3,178
Discovery and preclinical	5,451	3,357	2,094
Internal costs, including personnel related	7,233	3,753	3,480
Total research and development expenses	$19,876	$11,124	$8,752

Research and development expenses were $19.9 million and $11.1 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $8.8 million was primarily driven by an increase of $3.5 million in internal costs, including personnel related costs, due largely to an increased employee headcount and stock-based compensation to support the growth of our research and development programs. EDG-5506 clinical program expenses increased by $3.2 million due to increased clinical trial activity in 2023 from our Canyon, Lynx, and Dune studies which were not active during the comparable period in 2022, in addition to higher product candidate manufacturing costs to support current and future trials. Additionally, drug discovery and preclinical expenses increased $2.1 million, primarily due to increased development of our product candidate EDG-7500 and our EDG-003 cardiovascular discovery program.

General and administrative expenses

General and administrative expenses were $5.8 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $2.1 million was primarily due to $1.4 million in increased employee-related costs from increased headcount and stock-based compensation and $0.7 million in increased professional and consulting costs and other administrative costs.

Interest income

Interest income was $2.9 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $2.7 million was primarily due to higher interest rates on our marketable securities balances during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception through March 31, 2023, these private placements have provided gross proceeds of $160.7 million, and the initial public offering and follow-on public offering of our common stock have generated net proceeds of $315.3 million. As of March 31, 2023, we had cash, cash equivalents and marketable securities in the amount of $328.0 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(22,826)	$(12,572)
Net cash provided by investing activities	49,042	31,386
Net cash provided by financing activities	21	73
Net increase in cash and cash equivalents	$26,237	$18,887

Operating activities

Cash used in operating activities during the three months ended March 31, 2023 was primarily driven by our net loss for the period of $22.8 million, and was also impacted by changes in operating assets and liabilities which increased net working capital by $2.0 million. Cash used in operating activities was reduced by non-cash charges of $2.0 million relating to stock-based compensation expense of $3.8 million, amortization of premium and accretion of discounts, net on marketable securities of $2.1 million, depreciation of $0.2 million and amortization of right-of-use asset of $46,000.

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

Investing activities

Cash provided by investing activities during the three months ended March 31, 2023 amounted to $49.0 million, which was due to $69.8 million in maturities of marketable securities and $0.6 million in sales of marketable securities, which was partially offset by $17.0 million in purchases of marketable securities and $4.4 million for purchases of equipment.

Cash provided by investing activities during the three months ended March 31, 2022 amounted to $31.4 million, which was due to $36.9 million in maturities of marketable securities and $8.8 million in sales of marketable securities, which was partially offset by $14.0 million in purchases of marketable securities and $0.4 million for purchases of equipment.

Financing activities

Cash provided by financing activities during the three months ended March 31, 2023 was $21,000, which was due to cash proceeds from the issuance of common stock upon the exercise of stock options.

Cash provided by financing activities during the three months ended March 31, 2022 was $73,000, which was due to cash proceeds from the issuance of common stock upon the exercise of stock options.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	the scope, progress, results and costs of researching and developing our product candidates including
●	conducting preclinical studies and clinical trials;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the number and characteristics of other product candidates that we pursue;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the costs of manufacturing products of consistent quality and obtaining sufficient inventory to support commercial launch;
●	the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;

●	the cost and timing of hiring new employees to support our continued growth;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the effect of competing products that may limit market penetration of our products;
●	the ability to establish and maintain collaborations on favorable terms, if at all;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any;
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
●	the compliance and administrative costs associated with being a public company;
●	the effects of inflation on our business operations; and
●	the extent to which we acquire or invest in businesses, products, or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Our short-term material cash requirements as of March 31, 2023 are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We have entered into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

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

Our long-term cash requirements as of March 31, 2023 includes our lease obligations. In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado which includes escalating rent payments and an 8.2 year term. In February 2023, the lease was modified to occupy an additional 9,624 square feet of office space, with aggregate payments of approximately $1.5 million over the initial 7.3 year term. As of March 31, 2023 our total operating lease liability balance is $5.6 million, of which $0.8 million is a current liability.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on February 23, 2023 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2023, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K filed on February 23, 2023.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2023 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock and public offerings of our common stock. Our net loss was $22.8 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $167.4 million. We announced positive topline results from the EDG-5506 Phase 1b clinical trial in adults with BMD in January 2022 and initiated a Phase 2 clinical trial in individuals with BMD in July 2022 and a Phase 2 trial in children with DMD in October 2022. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of March 31, 2023, we had $328.0 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. We filed: (i) on April 1, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000; (ii) on May 5, 2022, a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $125 million of our common stock from time to time through an “at-the-market” program under the Securities Act; and (iii) on September 14, 2022, a prospectus supplement to the shelf registration statement pursuant to which we issued and sold $138.0 million of our common stock. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our future capital requirements will depend on may factors, including, but not limited to:

●	the scope, progress, results and costs of researching and developing our product candidates including conducting preclinical studies and clinical trials;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the number and characteristics of other product candidates that we pursue;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the costs of manufacturing products of consistent quality and obtaining sufficient inventory to support commercial launch;
●	the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
●	the cost and timing of hiring new employees to support our continued growth;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the effect of competing products that may limit market penetration of our products;
●	the ability to establish and maintain collaborations on favorable terms, if at all;
●	the extent to which we acquire or in-license other product candidates and technologies;

●	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any;
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
●	the compliance and administrative costs associated with being a public company; and
●	the extent to which we acquire or invest in businesses, products, or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

A change in the outcome of any of these or other factors with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate.

We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. In the event that we would need to obtain additional funding, our ability to raise or access capital may be affected by macroeconomic events and disruptions to the U.S. banking and financial sectors. Failures of banks and other financial institutions, such as Silicon Valley Bank in March 2023, or issues in the broader U.S. financial system, including the federal government’s potential failure to raise the debt ceiling, may impact the broader capital markets, and in turn, may impact our ability to access those markets. Further, a tightening of credit markets and lending standards could it make more difficult for us to raise capital through either debt or equity offerings on commercially reasonable terms or at all.

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (Tax Act) as amended by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. Our state NOLs may be subject to similar or different limitations. As of December 31, 2022, we had available federal NOL carryforwards of approximately $83.8 million, of which $82.6 million do not expire and state NOL carryforwards of approximately $86.4 million of which $33.1 million do not expire.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership of our stock. Our ability to utilize our NOLs and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

Changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the United States recently enacted the Inflation Reduction Act of 2022, which imposes a 1% non-deductible excise tax on certain stock buybacks and a 15% alternative minimum tax on global adjusted financial statement income. In addition, beginning in 2022, the Tax Act eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years, and this requirement may impact our effective tax rate and our cash tax liability in future years. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax that is being adopted by several countries effective beginning in 2024. Any of these developments or changes in U.S. federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others.

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others. For example, on March 10, 2023, Silicon Valley Bank (SVB), where we maintain certain operating accounts, was placed into receivership with the Federal Deposit Insurance Corporation (FDIC), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. If other banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of some or all of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.

Our operations and financial results could be adversely impacted by the COVID-19 pandemic in the United States and the rest of the world.

Disruptions caused by the COVID-19 pandemic impacted our productivity, resulted in increased operational expenses, certain adjustments to the operations of our clinical trial, delays in the enrollment of new patients at our clinical trial site, and delays in certain supply chain activities and collecting and analyzing data from patients in our clinical trial. In April 2023, President Biden signed legislation that will end the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations is unclear.

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

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business adjusted their operations in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, our Phase 1 clinical trial of EDG-5506 was originally scheduled to begin in August 2020 at a trial unit in Nebraska. Just prior to this planned start, the CRO that operates that trial unit informed us that COVID-19 related issues would delay trial initiation for at least four months, which required us to locate, contract with, and prepare for trial initiation at a new trial site in San Antonio, Texas operated by a different CRO. In 2020, we switched from an international third-party manufacturer to a third-party manufacturer based in the United States to minimize manufacturing supply chain disruptions as a result of COVID-19. Changing our third-party manufacturer could result in delays in our manufacturing supply chain which could delay or otherwise impact our development of EDG-5506 and result in increased costs related to EDG-5506. Additionally, certain preclinical studies for our discovery research programs are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. We could also experience delays if our suppliers are delayed in delivering raw materials to our third-party manufacturers. For example, we experienced delays in enrolling patients for our Phase 1 clinical trial for EDG-5506. In addition, our clinical trial sites could experience delays in collecting, receiving and analyzing data from patients enrolled in our clinical trial for EDG-5506 due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trial and other related business activities.

In the event of a resurgence of COVID-19 or other public health emergencies, we could be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from such diseases. During the COVID-19 pandemic, the FDA has issued various COVID-19 related guidance documents for sponsors and manufacturers, including guidance on conducting clinical trials during the pandemic, and guidance on good manufacturing practice considerations among others.

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

The success of EDG-5506 will depend on several factors, including the following:

●	the successful and timely completion of our ongoing nonclinical studies and clinical trial of EDG-5506;
●	the initiation and successful patient enrollment and completion of additional clinical trials of EDG-5506 on a timely basis;
●	maintaining and establishing relationships with CROs and clinical sites for the clinical development of EDG-5506;
●	the frequency and severity of adverse events in clinical trials;
●	demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;
●	the timely receipt of marketing approvals for EDG-5506 from applicable regulatory authorities;
●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
●	the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of EDG-5506;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protecting our rights in our intellectual property portfolio;
●	our ability to expand EDG-5506 into multiple indications;

●	the successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety profile following any marketing approval;
●	the actual market-size, ability to identify patients and the demographics of patients eligible for our product candidates, which may be different than expected;
●	commercial acceptance by patients, the medical community and third-party payors, particularly since the product candidates we develop may be novel;
●	our ability to compete or combine with other therapies; and
●	addressing any delays, necessary adjustments and additional costs in nonclinical study and clinical trials resulting from factors related to the COVID-19 pandemic.

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

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for and commercialize EDG-7500, product candidates from our research program currently focused on cardiovascular indications, or EDG-003, and our lead product candidate, EDG-5506. We have paused the development of EDG-5440, having completed IND-enabling studies, given the favorable profile of EDG-5506 to date. However, research and development related to novel therapeutics is inherently risky. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

The success of other product candidates we may develop will depend on many factors, including the following:

●	generating sufficient data to support the initiation or continuation of clinical trials;
●	addressing any delays in our research programs resulting from factors related to the COVID-19 pandemic;
●	obtaining regulatory permission to initiate clinical trials;
●	contracting with the necessary parties to conduct clinical trials;
●	successful enrollment of patients in, and the completion of, clinical trials on a timely basis;
●	the timely manufacture of sufficient quantities of a product candidate for use in clinical trials;
●	adverse events in clinical trials; and
●	addressing any delays in our research programs resulting from factors related to the COVID-19 pandemic.

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

Although we announced: (i) in October 2021 positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial; (ii) in January 2022, positive topline results from the BMD, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and PD of EDG-5506; and (iii) in June 2022 and September 2022, positive interim results from the ARCH open label study of EDG-5506 in adults with BMD, our lead product candidate’s risk of failure is high. It is impossible to predict when or if EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program or any other product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate with substantial evidence the safety and efficacy of such product candidates.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. Although we announced: (i) in October 2021, positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial; (ii) in January 2022, positive topline results from the BMD, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and PD of EDG-5506; and (iii) in June 2022 and September 2022, positive interim results from the ARCH open label study of EDG-5506 in adults with BMD, we do not know whether EDG-5506 will perform in current or future clinical trials as EDG-5506 has performed in preclinical studies or earlier clinical trials, nor do we know whether EDG-7500 or any product candidate in our EDG-003 cardiovascular discovery program will perform in current or future preclinical studies or future clinical trials as it has in prior preclinical studies. Product candidates in clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

We are currently focusing the majority of our resources and efforts on developing EDG-5506. As a result, because we have limited resources, we may forgo or delay the pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential, including EDG-7500 and product candidates from our EDG-003 cardiovascular discovery program. In addition, while we currently have multiple compounds in our programs, we are focusing our efforts on select product candidates from each of these programs to develop as lead product candidates in each program. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for EDG-5506, EDG-7500 and our EDG-003 cardiovascular discovery program may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for EDG-5506, EDG-7500 or the product candidates we are currently researching, such as those from our EDG-003 cardiovascular discovery program, we may relinquish valuable rights to our product candidates or programs through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

With EDG-7500, we expect to face competition from existing products and products in development. Current pharmaceutical treatment is intended to improve diastolic filling in both oHCM and nHCM and reduce LVOT in oHCM patients only. The goal of current therapies is to achieve meaningful symptom relief. Non-vasodilating beta blockers and non-dihydropyridine calcium channel blockers are the first-line therapies for symptomatic oHCM and nHCM patients. Commonly prescribed beta-blockers are atenolol, propranolol, and metoprolol. Verapamil and diltiazem are calcium channel blockers used in the treatment of symptomatic oHCM and nHCM. For oHCM patients who remain symptomatic, a sodium channel blocker with negative inotropic drug properties may also be added, typically disopyramide (either Pfizer’s Norpace, marketed by Pfizer, or a generic form marketed by several companies).

In the field of targeted precision medicines intended to address the molecular underpinnings of HCM, competitors include BMS, LianBio, Cytokinetics, Imbria Pharmaceuticals, and Celltrion. BMS markets Camzyos (mavacamten), a CMI intended for the treatment of adults with symptomatic NYHA class II-III oHCM. In April of 2023, LianBio announced positive topline results from the Phase 3 EXPLORER-CN trial investigating mavacamten for the treatment of Chinese patients with symptomatic obstructive hypertrophic cardiomyopathy (oHCM). Cytokinetics is also developing a CMI, aficamten (CK-274), which is currently in a Phase 3 study in oHCM patients. BMS and Cytokinetics are also exploring their respective CMIs in ongoing Phase 3 and Phase 2 nHCM studies, respectively. Cytokinetics and BMS are also developing next generation CMIs, CK-271 and MYK-224, respectively.

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

The effort to identify patients with diseases we seek to treat is in early stages and we cannot accurately predict the number of patients for whom treatment might be possible. A newborn screening initiative was put into place with the goal of identifying and providing care for every child born with Duchenne muscular dystrophy and achieving Recommended Uniform Screening Panel (RUSP) status. An Ohio newborn screening (NBS) pilot developed a process to determine who should have genetic testing. A newborn screening pilot program in New York State tested this and other aspects of a comprehensive newborn screening program at a large scale. The pilot was completed in October 2021 and screened more than 36,000 babies born in New York State over two years. Four babies were confirmed to have Duchenne/Becker muscular dystrophy, and one baby was identified as a carrier female. Two other pilot programs have been successfully conducted. In June 2022, Parent Project Muscular Dystrophy (PPMD), a nonprofit organization leading the fight to end DMD, announced that the organization submitted a nomination package to add DMD to the RUSP to the Advisory Committee on Heritable Disorders in Newborns and Children (ACHDNC), initiating the review process. The review process typically takes more than a year and requires two key votes of experts in NBS to move forward. In February 2023, the first key vote took place and the ACHDNC decided that more information was needed before proceeding to the second vote. Work is ongoing to provide the required additional information. However, the ACHDNC may decide that the algorithm developed for accurately detecting muscular dystrophy is not scalable or cost-effective, thus not appropriate for national and state level implementation. In addition, the ACHDNC may decide not to add DMD to the RUSP for other reasons. Furthermore, even if DMD is added to the RUSP, states may not be able to effectively implement a NBS program. This could reduce the identifiable patient population for the diseases we seek to treat and result in our therapies not being able to be initiated early in the course of the disease.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

Additionally, the collection and use of health data and other personal data is governed in the EU by the General Data Protection Regulation (GDPR), which extends the geographical scope of EU data protection law to entities and operations outside of the EU under certain conditions and imposes substantial obligations upon companies and new rights for individuals, and by certain EU member state-level legislation. Failure to comply with the GDPR may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR increases our responsibility and liability in relation to applicable personal data that we or our CROs and other contractors and service providers may process, and we may be required to put in place additional measures in an effort to comply with the GDPR and with other laws and regulations in the EU, including those of EU member states, relating to privacy and data protection. These efforts may require substantial efforts and incurring significant costs. If our efforts to comply with the GDPR or other applicable EU laws and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business in the EU. Further, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the EU to the U.S. for companies that had self-certified to the Privacy Shield in July 2020. The CJEU decision also raised questions about the continued validity of one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s standard contractual clauses (SCCs), and EU regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the SCCs. EU regulators have released updated standard contractual clauses that are required to be implemented. The CJEU’s decision and other regulatory guidance or developments otherwise may impose additional obligations with respect to the transfer of personal data from the EU, United Kingdom (UK) and Switzerland to the U.S., and we may be required to engage in additional contractual negotiations relating to the new SCCs or otherwise, each of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EU, UK and Switzerland to the U.S.

Further, the exit of the UK from the EU has created uncertainty with regard to data protection regulation in the UK. The UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover. On June 28, 2021, the European Commission issued an adequacy decision in respect of the UK’s data protection framework, allowing personal data transfers from EU member states to the UK to continue without requiring additional contractual or other measures in order to lawfully transfer personal data between the territories. This decision is subject to renewal after four years, however, and may be revisited by the European Commission at any time. In the medium and longer terms, however, the relationship between the UK and EU in relation to aspects of data protection law remains unclear, including with respect to cross-border data transfers, which exposes us to further compliance risk. The UK also has issued its own standard contractual clauses, similar to the SCCs, that are required to be implemented. We may incur liabilities, expenses, costs, and other operational losses relating to the GDPR, the UK GDPR, and other laws and regulations in the EU and UK relating to privacy and data protection, including those of applicable EU member states in connection with any measures we take to comply with them.

In the United States, a broad variety of data protection laws and regulations may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, establishes restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the new legislation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. For example, Colorado has enacted a Colorado Privacy Act (CPA) in June 2021 that will go into effect on July 1, 2023, with enforcement commencing on the same date. The Colorado Attorney General released its rules implementing the CPA on March 15, 2023, Virginia, Utah and Connecticut all have enacted comprehensive privacy statutes that have or will become effective in 2023. Additionally, Iowa has enacted similar legislation that becomes effective in 2025. The CPA and these other state laws share similarities with the CCPA.

Additionally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts and potentially requiring us to undertake additional measures to comply with them. With the GDPR, CCPA, CPRA, CPA and other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if third parties we work with, such as vendors or service providers, violate applicable laws or regulations or our policies, such violations may also put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our service providers to comply with our applicable policies or notices relating to privacy or data protection, our contractual or other obligations to third parties, or any of our other legal obligations relating to privacy or data protection, may result in governmental investigations or enforcement actions, litigation, claims and other proceedings, harm our reputation, and could result in significant liability.

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

As of March 31, 2023, we had 67 full-time employees. Of these employees, 51 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. For example, in 2019, one of our CROs experienced a cybersecurity breach which resulted in unauthorized access to certain of our preclinical data. Additionally, in 2023, one of our CROs experienced a cyber attack for which an investigation is ongoing by the CRO and the CROs external IT specialists. We have received phishing attacks, and companies have, in general, experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic, and the increase in remote working further increases security threats. Additionally, cybersecurity researchers have observed increased cyberattack activity, and warned of heightened risks of cyberattacks, in connection with the military conflict in Ukraine. Any disruption or security incident resulting in any loss, destruction, unavailability, alteration, disclosure, disruption or dissemination of, or damage or unauthorized access to, our applications, any other data processed or maintained on our behalf or other assets, or for it to be believed or reported that any of these occurred, could cause us to incur liability, financial harm and reputational damage and could contribute to delays in the development and commercialization of our product candidates. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber incidents that could disrupt our programs and operations and the development of our product candidates or result in loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data and other data processed or maintained on our behalf or other assets, any of which could have a material adverse effect upon our reputation, business, operations or financial condition. Any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure, dissemination, or other processing of, personal information, including personal information regarding our clinical trial subjects or employees, or the perception that any such event has occurred, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

In Europe, beginning June 1, 2023, European applications and patents may be subjected to the jurisdiction of the Unified Patent Court (UPC). Also, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. As a single court system can invalidate a European patent, we, where applicable may opt out of the UPC, and as such, each European patent would need to be challenged in each individual country.

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

In Europe, beginning June 1, 2023, European applications and patents may be subjected to the jurisdiction of the Unified Patent Court (UPC). Also, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. As a single court system can invalidate a European patent, we, where applicable may opt out of the UPC, and as such, each European patent would need to be challenged in each individual country.

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

We do not have the ability to independently conduct our clinical trials. We currently rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our current and planned clinical trials of EDG-5506 and EDG-7500 and we expect to continue to rely upon third parties to conduct additional clinical trials for EDG-5506 and other product candidates. Third parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any` such third-party will devote to our clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors. Some of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements with a third-party, it would delay our drug development activities.

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

As of March 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 54.7% of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1∧	Amended and Restated Outside Director Compensation Policy	Filed herewith

10.2∧	Form of Restricted Stock Unit Agreement	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 14d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

∧Indicates management contract or compensation plan.

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

Date: May 11, 2023

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ R. Michael Carruthers
Name:	R. Michael Carruthers
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)