Form 10-Q
period 2023-06-30
Edgewise Therapeutics, Inc.
filed 2023-08-10
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 31, 2023, there were 63,459,310 of the registrant’s ordinary shares outstanding.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

EDGEWISE THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	As of	As of
	June 30,	December 31,
	2023	2022
Assets	(unaudited)
Current assets
Cash and cash equivalents	$31,807	$21,993
Marketable securities, available for sale	278,121	329,954
Prepaid expenses and other assets	7,069	5,052
Total current assets	316,997	356,999

Property and equipment, net	10,856	8,533
Operating lease right-of-use asset	2,353	1,318
Other non-current assets	419	251

Total assets	$330,625	$367,101

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$3,781	$6,105
Accrued compensation	3,125	4,032
Accrued other expenses	6,622	5,840
Operating lease liability, current portion	872	608
Total current liabilities	14,400	16,585
Operating lease liability, net of current portion	4,770	3,800

Total liabilities	19,170	20,385

Commitments and contingencies (see note 5)

Stockholders' equity:
Preferred stock, $.0001 par value per share; 200,000,000 shares authorized and no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 63,458,932 shares and 63,257,376 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	500,903	492,665
Accumulated other comprehensive loss	(547)	(1,355)
Accumulated deficit	(188,907)	(144,600)
Total stockholders' equity	311,455	346,716

Total liabilities and stockholders' equity	$330,625	$367,101

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Operating expenses
Research and development	$19,559	$12,402	$39,435	$23,526
General and administrative	5,780	4,089	11,608	7,791
Total operating expenses	25,339	16,491	51,043	31,317

Loss from operations	(25,339)	(16,491)	(51,043)	(31,317)

Other income
Interest income	3,870	424	6,736	590
Total other income	3,870	424	6,736	590

Net loss	(21,469)	(16,067)	(44,307)	(30,727)

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(296)	(404)	808	(1,822)
Total comprehensive loss	$(21,765)	$(16,471)	$(43,499)	$(32,549)

Net loss per share, basic and diluted	$(0.34)	$(0.32)	$(0.70)	$(0.62)
Weighted-average shares outstanding, basic and diluted	63,380,430	49,622,752	63,323,509	49,583,886

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Loss	Deficit	Total
Balance as of December 31, 2021	49,500,308	$5	$351,852	$(514)	$(76,960)	$274,383
Exercise of stock options	55,998	—	73	—	—	73
Stock-based compensation	—	—	1,978	—	—	1,978
Other comprehensive loss	—	—	—	(1,418)	—	(1,418)
Net loss	—	—	—	—	(14,660)	(14,660)
Balance as of March 31, 2022	49,556,306	$5	$353,903	$(1,932)	$(91,620)	$260,356
Exercise of stock options	197,284	—	255	—	—	255
Purchase of common stock under employee stock purchase plan	26,775	—	178	—	—	178
Stock-based compensation	—	—	2,037	—	—	2,037
Other comprehensive loss	—	—	—	(404)	—	(404)
Net loss	—	—	—	—	(16,067)	(16,067)
Balance as of June 30, 2022	49,780,365	$5	$356,373	$(2,336)	$(107,687)	$246,355

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Loss	Deficit	Total
Balance as of December 31, 2022	63,257,376	$6	$492,665	$(1,355)	$(144,600)	$346,716
Exercise of stock options	17,356	—	21	—	—	21
Stock-based compensation	—	—	3,837	—	—	3,837
Other comprehensive gain	—	—	—	1,104	—	1,104
Net loss	—	—	—	—	(22,838)	(22,838)
Balance as of March 31, 2023	63,274,732	$6	$496,523	$(251)	$(167,438)	$328,840
Exercise of stock options and vesting of restricted stock	135,326	—	31	—	—	31
Purchase of common stock under employee stock purchase plan	48,874	—	338	—	—	338
Stock-based compensation	—	—	4,011	—	—	4,011
Other comprehensive loss	—	—	—	(296)	—	(296)
Net loss	—	—	—	—	(21,469)	(21,469)
Balance as of June 30, 2023	63,458,932	$6	$500,903	$(547)	$(188,907)	$311,455

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(44,307)	$(30,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	619	180
Stock-based compensation	7,848	4,015
Amortization (accretion) of premium (discount) on marketable securities, net	(4,970)	1,085
Amortization of right-of-use asset	83	101
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,017)	(1,541)
Accounts payable	(472)	(1,467)
Accrued compensation	(907)	(773)
Accrued other expenses and other liabilities	947	243
Lease liability	116	67
Net cash used in operating activities	(43,060)	(28,817)

Cash flows from investing activities
Purchases of marketable securities	(131,413)	(77,707)
Sales of marketable securities	5,146	13,326
Maturities of marketable securities	183,878	96,644
Purchases of property and equipment	(5,127)	(923)
Net cash provided by investing activities	52,484	31,340

Cash flows from financing activities
Exercise of stock options	52	328
Payment of deferred offering costs	—	(254)
Proceeds from Employee Stock Purchase Plan	338	178
Net cash provided by financing activities	390	252

Net change in cash and cash equivalents	9,814	2,775
Cash and cash equivalents at beginning of period	21,993	15,566
Cash and cash equivalents at end of period	$31,807	$18,341
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability, net of tenant improvement receivable	$1,118	$1,672
Property and equipment purchases included in accounts payable and accrued other expenses	$324	$451
Deferred offering costs included in accounts payable and accrued other expenses	$168	$—

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1  DESCRIPTION OF BUSINESS

Organization and Description of Business

Edgewise Therapeutics, Inc. (the Company) was incorporated as a Delaware corporation in May 2017, and it is headquartered in Boulder, Colorado. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for severe, genetic neuromuscular and cardiac disorders for which there is significant unmet medical need. The Company’s lead product candidate, EDG-5506, is an orally administered small molecule designed to address the root cause of dystrophinopathies including Duchenne muscular dystrophy (Duchenne) and Becker muscular dystrophy (Becker). The Company is currently studying EDG-5506 in Phase 2 trials, which are being held in the U.S. and certain countries in Europe. In addition, the Company has identified EDG-7500, for the potential treatment of hypertrophic cardiomyopathy (HCM) and is conducting nonclinical studies to support advancing the compound into a Phase 1 clinical trial in late 2023. The Company is using its proprietary drug discovery platform to develop a pipeline of precision medicine product candidates that target key muscle proteins and modulators to address a broad array of genetically defined muscle disorders.

Risks and Uncertainties

The board of directors of the Company discusses with management macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, the Russia/Ukraine conflict, COVID-19, cybersecurity and sanctions so that the Company can be prepared to react to new developments as they arise. The board of directors and the management of the Company are carefully monitoring these developments and the resulting economic impact on its financial condition and results of operations.

Liquidity and Capital Resources

The Company has an accumulated deficit of $188.9 million and cash, cash equivalents and marketable securities of $309.9 million as of June 30, 2023. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. The Company filed on April 1, 2022, a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (SEC) that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000.

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

On June 16, 2023, the Company entered into a Sales Agreement (Sales Agreement) with BofA Securities, Inc. (BofA Securities) under which the Company may offer and sell shares of common stock, having aggregate sales proceeds of up to $125,000,000 from time to time, through an “at the market offering” program (ATM Program) under which BofA Securities will act as sales agent. On April 1, 2022, the Company entered into a Sales Agreement (Prior Sales Agreement) with Cowen and Company, LLC (Cowen), as agent, pursuant to which the Company was permitted to issue and sell shares of its common stock, having an aggregate offering price of up to $125,000,000 (Placement Shares), from time to time through Cowen. Prior to termination, the Company had not sold any Placement Shares under the Prior Sales Agreement. As of June 30, 2023, the Company has not sold any shares under the ATM Program.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $309.9 million of cash, cash equivalents and marketable securities on hand as of June 30, 2023 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2022, is derived from the Company’s audited financial statements. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period.

The accompanying interim unaudited condensed financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was filed with the SEC on February 23, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022 have been made.

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

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of June 30, 2023 and December 31, 2022 primarily consist of money market funds and cash.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of June 30, 2023 and December 31, 2022 were $0.4 million and $0.3 million, respectively. Such costs are classified in other non-current assets in the accompanying balance sheets.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value. There were no impairment charges or long-lived assets disposed of during the three and six months ended June 30, 2023 and 2022.

Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases.

Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if such deferred tax assets are deemed more likely than not that some or all of the deferred tax assets will not be realized. Historically, the Company has not recognized these potential benefits in its financial statements and has fully reserved for such net deferred tax assets, as it believes it is more likely than not that the full benefit of these net deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years. The Company evaluated its tax positions and determined it has no uncertain tax positions as of June 30, 2023.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of June 30, 2023
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$31,249	$—	$—	$31,249
Marketable securities, available for sale:
Asset-backed securities	Level 2	17,063	—	(34)	17,029
Corporate debt securities	Level 2	47,909	6	(308)	47,607
Commercial paper	Level 2	90,049	—	—	90,049
U.S. government treasury and agency securities	Level 2	113,524	—	(209)	113,315
Supranational and sovereign government securities	Level 2	10,123	—	(2)	10,121
Total financial assets		$309,917	$6	$(553)	$309,370

	As of December 31, 2022
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$21,893	$—	$—	$21,893
Marketable securities, available for sale:
Asset-backed securities	Level 2	23,020	8	(44)	22,984
Corporate debt securities	Level 2	54,374	—	(510)	53,864
Commercial paper	Level 2	144,730	—	—	144,730
U.S. government treasury and agency securities	Level 2	54,672	—	(624)	54,048
Supranational and sovereign government securities	Level 2	54,513	13	(198)	54,328
Total financial assets		$353,202	$21	$(1,376)	$351,847

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, U.S. government treasury and agency securities, and supranational and sovereign government securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the three and six months ended June 30, 2023, there were no transfers of financial assets between Level 1 and Level 2. As of June 30, 2023, the remaining contractual maturities of $274.5 million of marketable securities were less than one year and $4.2 million were one to two years.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at June 30, 2023 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

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

Research and Development Expenses and Accrued Research and Development Expenses

Expenditures made for research and development are charged to expense as incurred. External costs consist primarily of payments to contract research organizations (CROs), contract development and manufacturing organizations (CDMOs), sample acquisition costs and laboratory supplies purchased in connection with the Company’s discovery and preclinical activities, and process development and clinical development activities. Internal costs consist primarily of employee-related costs, facilities, depreciation and costs related to compliance with regulatory requirements. Non-refundable advance payments for goods and services that will be used in future research and development activities are capitalized and recorded as an expense in the period that the Company receives the goods or when services are performed.

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

NOTE 3  PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of June 30, 2023 the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

Common stockholders are entitled to dividends if and when declared by the board of directors of the Company and after any convertible preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote.

NOTE 4  STOCK-BASED COMPENSATION AWARDS

Equity Incentive Plans

In March 2021, the Company’s board of directors adopted, and its stockholders approved, the Company’s 2021 Equity Incentive Plan (the 2021 Plan), which became effective in March 2021 in connection with the IPO. Upon adoption of the 2021 Plan, the Company restricted the grant of future equity awards under its 2017 Equity Incentive Plan, as amended and restated (the 2017 Plan).

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

The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. A total of 5,040,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve increases by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of June 30, 2023, there were 4,412,983 shares available for future issuance under the 2021 Plan.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vest monthly over a four-year period that expires 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of June 30, 2023, 1,531,780 options were both outstanding and exercisable. There were no options exercised during the three and six months ended June 30, 2023.

Total stock-based compensation expense related to all equity plans, including Founder Stock Options was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development	$2,274	$1,193	$4,389	$2,409
General and administrative	1,737	844	3,459	1,606
Total stock-based compensation expense	$4,011	$2,037	$7,848	$4,015

NOTE 5  COMMITMENTS AND CONTINGENCIES

License Agreements

On November 20, 2020, the Company exclusively licensed intellectual property from The Ohio State Innovation Foundation (OSIF) pursuant to a license agreement. Under the license agreement, the Company is obligated to make payments to OSIF aggregating up to $1.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified development and regulatory approval milestones and approximately $2.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified sales milestones. The Company is also obligated to pay low single-digit royalties to OSIF based on net sales by the Company and its affiliates and sublicensees of each product covered by the OSIF licensed patent rights. In addition, in the event the Company sublicenses the OSIF licensed patent rights, the Company is obligated to pay OSIF a specified portion of income received from sublicensing. Total costs incurred for license fees and milestones achieved under the OSIF license agreement were $6,250 and $12,500 for the three and six months ended June 30, 2023, respectively and $6,250 and $12,500 for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the Company has paid $0.7 million for license fees and milestones achieved in connection with the license agreement. On July 27, 2023, the Company provided notice to OSIF to terminate the license agreement because the licensed technology is no longer relevant to the Company’s business, effective as of 90 days from the date of such notice.

Lease Agreements

In January 2022, the Company entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado (the New Boulder Lease) with aggregate base rent payments of approximately $3.3 million over the initial 8.2-year term of the lease. Further, the Company provided a standby letter of credit (LOC) of $0.8 million during the term of the lease as collateral for the Company’s obligations under the lease. Provided there has been no event of default by the Company during the initial 36-month term, the Company will replace the initial LOC with a replacement LOC in the amount of $0.5 million. The New Boulder Lease includes two tenant improvement allowances, which includes one for $1.0 million in construction costs to be fully reimbursed by the lessor (the First Allowance) and one for $2.0 million in construction costs to be repaid to the lessor as additional rent payments over the initial term of the lease (the Second Allowance). Both the First Allowance and Second Allowance have been received in full as of June 30, 2023. The receipt of $2.0 million under the Second Allowance resulted in an increase to operating lease liabilities and an increase to aggregate base rent payments totaling $2.5 million.

In February 2023, the New Boulder Lease was modified to occupy an additional 9,624 square feet of office space (the Expansion Space) with aggregate payments of approximately $1.5 million over the initial 7.3 year term of the lease. The Expansion space includes an improvement allowance in the amount of $0.5 million to be fully reimbursed by the lessor. As of June 30, 2023, $0 was received by the lessor under the allowance associated with the expansion space.

Under the New Boulder Lease and the Expansion Space (collectively, the Lease), the Company has the option to extend the Lease for two additional terms of five years each. The Company is obligated to pay the lessor an amount not to exceed 5% of the net rents from the property for operating costs. Such amounts are not included in the measurement of the lease liabilities and are recognized as variable lease expense when they are incurred. Variable lease expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively and $0 for both the three and six months ended June 30, 2022. The Lease is classified as an operating lease.

The Company recorded lease liabilities and ROU lease assets for the Lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The option to extend the Lease was not recognized as part of the Company’s lease liabilities and ROU lease assets, as such extensions are not reasonably certain to occur. As of June 30, 2023, the weighted-average remaining lease term and the weighted-average discount rate for the Lease was 6.8 years and 6.4%, respectively. Rent expense under the Lease was $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively and $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

Future minimum lease payments under the Lease as of June 30, 2023 are as follows (in thousands):

Year Ending December 31,
2023, remainder	$400
2024	1,014
2025	1,031
2026	1,048
2027	1,066
Thereafter	2,466
Total undiscounted future minimum lease payments	7,025
Less: discount	(1,383)
Total lease liability	$5,642

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2023 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2023.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(21,469)	$(16,067)	$(44,307)	$(30,727)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	63,380,430	49,622,752	63,323,509	49,583,886
Net loss per share, basic and diluted	$(0.34)	$(0.32)	$(0.70)	$(0.62)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	12,418,932	9,023,773	12,322,736	9,056,687
Unvested restricted stock units	208,510	176,724	237,879	88,850
Total	12,627,442	9,200,497	12,560,615	9,145,537

NOTE 7  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Leasehold improvements	$8,430	$—
Laboratory equipment	3,337	1,979
Computers and software	281	281
Furniture and fixtures	492	—
Construction in process	—	7,338
Property and equipment - at cost	12,540	9,598
Less: accumulated depreciation	(1,684)	(1,065)
Property and equipment - net	$10,856	$8,533

Depreciation expense was $0.4 million and $0.6 million for the three and six months ended June 30, 2023, respectively and $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

NOTE 8  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Accrued research and development costs	$5,703	$4,782
Accrued other	919	1,058
Total accrued other expenses	$6,622	$5,840

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for severe, genetic neuromuscular and cardiac disorders for which there is significant unmet medical need. Guided by our holistic drug discovery approach to targeting the muscle as an organ, we have combined our foundational expertise in muscle biology and small molecule engineering to build our proprietary, muscle focused drug discovery platform. Our platform utilizes custom-built high throughput and translatable systems that measure integrated muscle function in whole organ extracts to identify small molecule precision medicines regulating key proteins in muscle tissue, initially focused on addressing rare neuromuscular and cardiac diseases. We have developed and characterized a library of selective fast skeletal myosin inhibitors exhibiting a broad range of pharmacological and pharmacokinetic (PK) properties. Our lead product candidate, EDG-5506, is an orally administered allosteric, selective, fast myofiber (type II) myosin small molecule inhibitor designed to address the root cause of dystrophinopathies including Duchenne muscular dystrophy (Duchenne) and Becker muscular dystrophy (Becker).

In October 2021, we announced positive topline results from the multiple ascending dose (MAD) portion of a first-in-human Phase 1, HV clinical trial. In addition, in January 2022, we announced positive topline results from the Becker, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and pharmacodynamic (PD) of EDG-5506. We have fully enrolled an open-label, single-center study, known as ARCH, that will assess the safety and PK of EDG-5506 over two years in adults with Becker and in June 2023, we announced positive interim 12-month results from the ongoing study. We initiated a Phase 2 clinical trial in individuals with Becker in July 2022, known as CANYON, and anticipate initiating a potentially registrational cohort in individuals with Becker in the second half of 2023, known as GRAND CANYON. We also initiated a Phase 2 clinical trial in children with Duchenne, known as LYNX, in October 2022.

We have also evolved a second muscle-targeted initiative that focuses on identification of novel cardiac muscle modulators. We are initially pursuing our lead product candidate, EDG-7500, for hypertrophic cardiomyopathy (HCM) in addition to exploring the potential of this novel mechanism in disorders of diastolic dysfunction. Additionally, our EDG-003 cardiovascular discovery program is exploring the potential of other novel mechanisms to address a variety of cardiac/metabolic disorders. We believe our programs also offer substantial opportunities for us to expand into other rare muscle diseases for which there are limited or no approved treatments.

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

We have incurred significant losses since the commencement of our operations. Our net losses were $21.5 million and $44.3 million for the three and six months ended June 30, 2023, respectively and $16.1 million and $30.7 million for the three and six months ended June 30, 2022, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of June 30, 2023, we had an accumulated deficit of $188.9 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, and public offerings of our common stock. From inception through June 30, 2023, these private placements have provided gross proceeds of $160.7 million, and the initial public offering and follow-on public offering of our common stock have generated net proceeds of $315.3 million. We believe that our existing cash and cash equivalents and marketable securities of $309.9 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. We initiated a Phase 2 clinical trial in individuals with Becker in July 2022 and a Phase 2 clinical trial in children with Duchenne in October 2022. As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance EDG-5506, EDG-7500, a product from our EDG-003 cardiovascular discovery program through clinical trials and additional product candidates enter clinical trials; continue to develop our proprietary drug discovery platform; continue to discover and develop additional product candidates; and hire additional personnel.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022	Change

	(in thousands)
Operating expenses:
Research and development	$19,559	$12,402	$7,157
General and administrative	5,780	4,089	1,691
Total operating expenses	25,339	16,491	8,848
Loss from operations
Interest income	3,870	424	3,446
Net loss	$21,469	$16,067	$5,402

Research and development expenses

The following table summarizes our research and development expenses:

	Three months ended June 30,
	2023	2022	Change

	(in thousands)
External research and development expenses:
EDG-5506 clinical program	$7,501	$4,762	$2,739
Discovery and preclinical	3,984	3,708	276
Internal costs, including personnel related	8,074	3,932	4,142
Total research and development expenses	$19,559	$12,402	$7,157

Research and development expenses were $19.6 million and $12.4 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $7.2 million was primarily driven by an increase of $4.1 million in internal costs, including personnel related costs and stock-based compensation resulting from increased employee headcount to support the growth of our research and development programs. EDG-5506 clinical program expenses increased by $2.7 million which was primarily due to costs incurred in connection with our LYNX trial which was not active during the comparable period in 2022, increased clinical trial activity in our CANYON study from site activations and patient enrollment and higher product candidate manufacturing costs to support current and future trials.

General and administrative expenses

General and administrative expenses were $5.8 million and $4.1 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $1.7 million was primarily due to $1.3 million in increased personnel-related costs from increased headcount and stock-based compensation and $0.4 million in increased professional and consulting costs and other administrative costs.

Interest income

Interest income was $3.9 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $3.4 million was primarily due to higher balances and interest rates on our marketable securities during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022	Change

	(in thousands)
Operating expenses:
Research and development	$39,435	$23,526	$15,909
General and administrative	11,608	7,791	3,817
Total operating expenses	51,043	31,317	19,726
Loss from operations
Interest income	6,736	590	6,146
Net loss	$44,307	$30,727	$13,580

Research and development expenses

The following table summarizes our research and development expenses:

	Six months ended June 30,
	2023	2022	Change

	(in thousands)
External research and development expenses:
EDG-5506 clinical program	$14,693	$8,775	$5,918
Discovery and preclinical	9,435	7,071	2,364
Internal costs, including personnel related	15,307	7,680	7,627
Total research and development expenses	$39,435	$23,526	$15,909

Research and development expenses were $39.4 million and $23.5 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $15.9 million was primarily driven by an increase of $7.6 million in internal costs, including personnel related costs and stock-based compensation resulting from increased employee headcount to support the growth of our research and development programs. EDG-5506 clinical program expenses increased by $5.9 million which was primarily due to the activation of our LYNX trial which was not active during the comparable period in 2022, increased clinical trial activity in our CANYON study from site activations and patient enrollment and higher product candidate manufacturing costs to support current and future trials. Discovery and preclinical expenses increased $2.4 million, primarily due to increased development of our product candidate EDG-7500 and our EDG-003 cardiovascular discovery program.

General and administrative expenses

General and administrative expenses were $11.6 million and $7.8 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $3.8 million was primarily due to $2.7 million in increased personnel-related costs from increased headcount and stock-based compensation and $1.1 million in increased professional and consulting costs and other administrative costs.

Interest income

Interest income was $6.7 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $6.1 million was primarily due to higher balances and interest rates on our marketable securities during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception through June 30, 2023, these private placements have provided gross proceeds of $160.7 million, and the initial public offering and follow-on public offering of our common stock have generated net proceeds of $315.3 million. As of June 30, 2023, we had cash, cash equivalents and marketable securities in the amount of $309.9 million.

We filed on April 1, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000. On June 16, 2023, we entered into a Sales Agreement with BofA Securities under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $125,000,000 from time to time, through an “at the market offering” program under which BofA Securities will act as sales agent. As of June 30, 2023, we have not sold any shares under the ATM Program.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(43,060)	$(28,817)
Net cash provided by investing activities	52,484	31,340
Net cash provided by financing activities	390	252
Net increase in cash and cash equivalents	$9,814	$2,775

Operating activities

Cash used in operating activities during the six months ended June 30, 2023 was primarily driven by our net loss for the period of $44.3 million, and was also impacted by changes in operating assets and liabilities which increased net working capital by $2.3 million. Cash used in operating activities was reduced by non-cash charges of $3.6 million relating to stock-based compensation expense of $7.8 million, amortization of premium and accretion of discounts, net on marketable securities of $5.0 million, depreciation of $0.6 million and amortization of right-of-use asset of 0.1 million.

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

Investing activities

Cash provided by investing activities during the six months ended June 30, 2023 amounted to $52.5 million, which was due to $183.9 million in maturities of marketable securities and $5.1 million in sales of marketable securities, which was partially offset by $131.4 million in purchases of marketable securities and $5.1 million for purchases of equipment.

Cash provided by investing activities during the six months ended June 30, 2022 amounted to $31.3 million which was due to $96.6 million in maturities of marketable securities and $13.3 million in sales of marketable securities, which was partially offset by $77.7 million in purchases of marketable securities and $0.9 million for purchases of equipment.

Financing activities

Cash provided by financing activities during the six months ended June 30, 2023 was $0.4 million, which was due to cash proceeds of $52,000 from the issuance of common stock upon the exercise of stock options and $0.3 million in proceeds from the employee stock purchase plan.

Cash provided by financing activities during the six months ended June 30, 2022 was $0.3 million, which was due to cash proceeds of $0.3 million from the issuance of common stock upon the exercise of stock options, $0.3 million for the payment of deferred offering costs and $0.2 million in proceeds from the employee stock purchase plan.

Funding requirements

We will continue to require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. In addition, we expect to continue to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

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

Our short-term material cash requirements as of June 30, 2023 are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We have entered into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

In addition, we have exclusively licensed intellectual property from The Ohio State Innovation Foundation (OSIF) pursuant to a license agreement effective November 20, 2020. Under the license agreement, we are obligated to make payments to OSIF aggregating up to $1.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified development and regulatory approval milestones and approximately $2.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified sales milestones. We are also obligated to pay low single-digit royalties to OSIF based on net sales by us and our affiliates and sublicensees of each product covered by the OSIF licensed patent rights. In addition, in the event we sublicense the OSIF licensed patent rights, we are obligated to pay OSIF a specified portion of income we receive from sublicensing. On July 27, 2023, we provided notice to OSIF to terminate the license agreement because the licensed technology is no longer relevant to the Company’s business, effective as of 90 days from the date of such notice.

Our long-term cash requirements as of June 30, 2023 includes our lease obligations. In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado which includes escalating rent payments and an 8.2 year term, plus our share of operating expenses. In February 2023, the lease was modified to occupy an additional 9,624 square feet of office space, with aggregate payments of approximately $1.5 million over the initial 7.3 year term, plus our share of operating expenses. As of June 30, 2023 our total operating lease liability balance is $5.6 million, of which $0.9 million is a current liability.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on February 23, 2023 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three and six months ended June 30, 2023, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K filed on February 23, 2023.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2023 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:

●	We are early in our development efforts, with a limited operating history, and have no products approved for commercial sale.

●	We have not generated any revenue to date, have incurred significant net losses since our inception, and expect to continue to incur significant net losses for the foreseeable future.

●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates.

●	We will require substantial additional capital to finance our operations before we are able to generate any revenue.

●	Our operations and financial results could be adversely impacted by the coronavirus disease (COVID-19) pandemic in the United States and the rest of the world.

●	We are substantially dependent on the success of our lead product candidate for muscular dystrophies, EDG-5506, and our lead product candidate for cardiomyopathy, EDG-7500. For EDG-5506, we initiated Phase 2 clinical trials in the second half of 2022 and for EDG-7500, we plan to begin a Phase 1 clinical trial late in 2023, subject to obtaining IND clearance. If we are unable to complete development of, obtain approval for and commercialize for one or more indications in a timely manner, our business will be harmed.

●	Our prospects depend in part upon developing and commercializing product candidates such as EDG-5506, EDG-7500 and product candidates from our EDG-003 cardiovascular discovery program and discovering, developing and commercializing product candidates in future programs.

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA) or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results.

●	We have limited resources and are currently focusing the majority of our efforts on developing EDG-5506 and EDG-7500 for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted. In particular, we face competition for patients with Duchenne from companies that produce corticosteroids and exon skipping drugs, companies that are targeting dystrophin mechanisms and non-dystrophin mechanisms and companies that are developing gene therapies.

●	We rely on third parties to conduct our preclinical studies, clinical trials, and manufacturing, and these third parties may not perform satisfactorily.

●	Our success depends on our ability to protect our intellectual property as well as to operate without infringing the intellectual property rights of third parties.

●	If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock and public offerings of our common stock. Our net loss was $21.5 million and $44.3 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, we had an accumulated deficit of $188.9 million. We are advancing EDG-5506, EDG-7500 and EDG-003. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Our business depends entirely on the successful discovery, development, regulatory approval and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve several objectives, including:

●	successful and timely completion of preclinical and clinical development of EDG-5506, EDG-7500, and product candidates from our EDG-003 cardiovascular discovery program and our other future product candidates and programs;
●	establishing and maintaining relationships with CROs and clinical sites for the clinical development of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program and any other future product candidates and programs;
●	the initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
●	acceptable frequency and severity of adverse events in the clinical trials;
●	the efficacy and safety profiles that are satisfactory to the U.S. Food and Drug Administration (FDA) or any comparable foreign regulatory authority for marketing approval;

●	timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
●	complying with any required post-marketing approval commitments to applicable regulatory authorities;
●	developing an efficient and scalable manufacturing process for our product candidates;
●	establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;
●	successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
●	a continued acceptable safety profile following any marketing approval of our product candidates;
●	commercial acceptance of our product candidates by patients, the medical community and third-party payors;
●	timely receipt of reimbursement from applicable authorities for any product candidates for which we successfully receive regulatory approval;
●	satisfying any required post-marketing approval commitments to applicable regulatory authorities;
●	identifying, assessing and developing new product candidates;
●	obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protecting our rights in our intellectual property portfolio;
●	defending against third-party infringement claims, if any;
●	entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	obtaining coverage and adequate reimbursement by third-party payors for our products and patients’ willingness to pay in the absence of such coverage and adequate reimbursement;
●	obtaining additional funding to develop and potentially manufacture and commercialize our product candidates;
●	addressing any competing therapies and technological and market developments;
●	managing costs, including any unforeseen costs, that we may incur as a result of nonclinical study or clinical trial delays due to COVID-19 or other public health outbreaks or emergencies, inflation or other causes; and
●	attracting, hiring and retaining qualified personnel, including clinical, scientific, management and administrative personnel.

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

As of June 30, 2023, we had $309.9 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. We filed on April 1, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000. On September 14, 2022, a prospectus supplement to the shelf registration statement pursuant to which we issued and sold $138.0 million of our common stock. On June 16, 2023, we entered into a Sales Agreement (Sales Agreement) with BofA Securities, Inc. (BofA Securities) under which the Company may offer and sell shares of common stock, having aggregate sales proceeds of up to $125,000,000 from time to time, through an “at the market offering” program (ATM Program). Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, EDG-5506 and EDG-7500 and advance our other programs as well as develop our proprietary drug discovery platform. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency (EMA) or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated preclinical studies and clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We are not permitted to market or promote EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program or any other product candidate before we receive marketing approval from the FDA. We also expect to incur costs associated with operating as a public company. Our cash, cash equivalents and marketable securities will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise additional capital to complete the development and commercialization of our products. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

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

We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. In the event that we would need to obtain additional funding, our ability to raise or access capital may be affected by macroeconomic events and disruptions to the U.S. banking and financial sectors. Failures of banks and other financial institutions, such as Silicon Valley Bank in March 2023, or issues in the broader U.S. financial system may impact the broader capital markets, and in turn, may impact our ability to access those markets. Further, a tightening of credit markets and lending standards could it make more difficult for us to raise capital through either debt or equity offerings on commercially reasonable terms or at all.

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

Until such time, if ever, as we can generate substantial revenues, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We filed on April 1, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000. On September 16, 2022, we closed the September 2022 Offering, in which our net proceeds were $129.2 million after deducting underwriting discounts and commissions and offering costs. In addition, on June 16, 2023, we entered into a Sales Agreement with BofA Securities, Inc. under which the Company may offer and sell shares of common stock, having aggregate sales proceeds of up to $125,000,000 from time to time, through an ATM Program. However, we do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-

change taxable income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership of our stock. Our ability to utilize our NOLs and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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

Our operations and financial results could be adversely impacted by public health pandemics, such as COVID-19 and other or related outbreaks in the United States and the rest of the world.

Disruptions caused by the COVID-19 pandemic impacted our productivity, resulted in increased operational expenses, certain adjustments to the operations of our clinical trial, delays in the enrollment of new patients at our clinical trial site, and delays in certain supply chain activities and collecting and analyzing data from patients in our clinical trial. On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs while some continue to be in effect. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations is unclear.

We may experience disruptions directly or indirectly through our contractors or partners as a result of any ongoing pandemic, outbreaks or other public health emergencies or disruptions, including any resurgence in COVID-19 cases in the future, that could severely impact our business and clinical trials, including:

●	further delays or difficulties in enrolling and retaining patients in our clinical trials or those conducted by third parties and further incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments;
●	challenges related to ongoing and increased operational expenses related to pandemics or public health emergencies or disruptions;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	delays, difficulties or increased costs to comply with COVID-19 or other public health related protocols at our leased facilities and clinical sites;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
●	delays in preclinical and clinical sites receiving the supplies and materials needed to conduct our clinical trials;
●	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
●	changes in regulations as part of a response to the COVID-19 pandemic or other public health emergencies or disruptions which may require us to change the ways in which our clinical trials are conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;
●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel;
●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States; and
●	increased competition for contract research organizations (CROs), suppliers and vendors.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business may adjust their operations in light of the COVID-19 pandemic or other public health emergencies. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, we experienced delays in trial initiation for our Phase 1 clinical trial of EDG-5506 and switched from an international third-party manufacturer to a third-party manufacturer based in the United States to minimize manufacturing supply chain disruptions as a result of COVID-19. Changing our third-party manufacturer could result in delays in our manufacturing supply chain which could delay or otherwise impact our development of EDG-5506 and result in increased costs related to EDG-5506. Additionally, certain preclinical studies for our discovery research programs are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. We could also experience delays if our suppliers are delayed in delivering raw materials to our third-party manufacturers. For example, we experienced delays in enrolling patients for our Phase 1 clinical trial for EDG-5506. In addition, our clinical trial sites could experience delays in collecting, receiving, and analyzing data from patients enrolled in our clinical trial for EDG-5506 due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 or other public health emergencies on the costs and timing associated with the conduct of our clinical trial and other related business activities.

In the event of a resurgence of COVID-19 or other public health emergencies, we could be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from such diseases. During the COVID-19 pandemic, the FDA has issued various COVID-19 related guidance documents for sponsors and manufacturers, many of which have expired or were withdrawn with the expiration of the COVID-19 public health emergency declaration on May 11, 2023, although some COVID-19 related guidance documents continue in effect.

Any continued and prolonged public health crisis, such as the COVID-19 pandemic, could have a material negative impact on our business, financial condition and operating results.

To the extent the COVID-19 pandemic or other public health emergencies or outbreaks adversely affect our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidate, EDG-5506. If we are unable to complete further development of, obtain approval for and commercialize EDG-5506 for one or more indications in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize EDG-5506, our lead product candidate. We are investing the majority of our efforts and financial resources in the research and development of EDG-5506. In October 2020, we initiated a Phase 1 clinical trial to evaluate the safety and tolerability of EDG-5506 in HVs. This was our first clinical trial, and EDG-5506 had not previously been tested in humans. In addition, we are pursuing EDG-5506 in Becker for which there are no animal models of the human disease and therefore the animal models may not be predictive for human disease outcomes. We announced in October 2021 positive topline results from the MAD portion of a first-in-human Phase 1, HV clinical trial. In addition, we announced in January 2022 positive topline results from the Becker, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and PD of EDG-5506. We also announced positive interim results from the ARCH open label study of EDG-5506 in adults with Becker. We initiated a Phase 2 clinical trial in individuals with Becker in July 2022 and a Phase 2 clinical trial in children with Duchenne in October 2022. In June 2023, we announced positive 12-month topline results from the ARCH open label study of EDG-5506 in adults with Becker.

However, EDG-5506 will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote EDG-5506, or any other product candidate before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

Even if we successfully discover and advance any other product candidates into clinical development, their success will be subject to all of the clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will ever be able to discover, develop, obtain regulatory approval of, commercialize, or generate significant revenue from any product candidates.

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

Although we have announced positive results from our preclinical studies and clinical trials, our product candidates’ risk of failure is high and it is impossible to predict when or if EDG-5506, EDG-7500, product candidates from our EDG-003 cardiovascular discovery program or any other product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate with substantial evidence the safety and efficacy of such product candidates.

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

Patients in our ongoing and planned clinical trials may in the future suffer other adverse events or other side effects not observed in our preclinical studies or previous clinical trials. For example, in the single ascending dose trial for EDG-5506, dose limiting somnolence was observed at the 135 mg level. In addition, in the MAD trial for EDG-5506, the most common adverse events were dizziness and somnolence, all of which were mild and transient. In the Phase 1b clinical trial, the most common adverse event was dizziness, which was mild and transient and in the ARCH study of EDG-5506 in adults with Becker, the most common adverse events were dizziness and somnolence, which were generally mild and transient. EDG-5506 or other product candidates may be used in pediatric populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if EDG-5506 is studied in combination with other therapies, it may exacerbate adverse events associated with the therapy. Patients treated with EDG-5506 or our other product candidates may also be undergoing other therapies which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our EDG-5506 clinical trial will die or experience major clinical events either during the course of our clinical trials or after participating in such trials.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. Although we have announced positive results from our preclinical studies and clinical trials, we do not know whether EDG-5506 will perform in current or future clinical trials as EDG-5506 has performed in preclinical studies or earlier clinical trials, nor do we know whether EDG-7500 or any product candidate in our EDG-003 cardiovascular discovery program will perform in current or future preclinical studies or future clinical trials as it has in prior preclinical studies. Product candidates in clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

Currently, we are conducting our open-label ARCH study of EDG-5506 at a single clinical trial site. Our Phase 2 clinical trials are being conducted at multiple sites. We have initiated an industry-sponsored, global, prospective registry investigating the natural history of adults with Becker aged 18 years and older. However, we may not be successful in achieving our goal of establishing natural history reference data points and identifying future eligibility for recruitment into our planned registrational trial in Becker.

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

With EDG-5506, we expect to face competition from existing products and products in development. Approximately 70% of patients with Duchenne are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. and prednisone is also FDA-approved and is marketed by multiple companies. In March 2022, Santhera Pharmaceuticals in collaboration with ReveraGen Biopharma, commenced the new drug application (NDA) filing as a rolling submission for vamorolone, a steroid therapy for Duchenne. In January 2023, Santhera announced the acceptance of the NDA by the FDA and has been granted a Prior to the Prescription Drug User Fee Act (PDUFA) action date of October 26, 2023. In July 2023, Catalyst Pharmaceuticals, Inc. announced the completion of its acquisition from Santhera Pharmaceuticals of an exclusive license for North America for vamorolone. In addition, there are four FDA conditionally approved exon skipping drugs: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked PMOs approved for the treatment of Duchenne patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of Duchenne patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. In June 2022, PTC Therapeutics presented new topline results with Translarna (ataluren), for patients with nonsense mutation Duchenne, a subset of the disease that impacts between 10% and 15% of patients. It remains unclear if the data will lead to U.S. FDA approval of Translarna. Translarna has been conditionally approved in the European Union and Brazil for ambulatory patients aged 2 years and older with Duchenne resulting from a nonsense mutation in the dystrophin gene. In June 2023, the U.S. FDA approved Sarepta’s Biologics License Application seeking accelerated approval of their microdystrophin gene therapy, SRP-9001 (delandistrogene moxeparvovec), for the treatment of ambulant individuals with Duchenne. Other companies focused on developing genetic based therapies for Duchenne that target dystrophin mechanisms include Pfizer Inc., Solid Biosciences Inc., Genethon, PepGen, Dyne Therapeutics, Avidity Biosciences, REGENXBIO, and Entrada Therapeutics. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics.

We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of Duchenne. In June 2022, Italfarmaco announced positive topline data from its completed Phase 3 trial with Givinostat, a histone deacetylase (HDAC) inhibitor, in boys with Duchenne. Italfarmico has filed for an NDA for Duchenne and has a PDUFA date of December 21, 2023. Moreover, in June 2021, Italfarmaco released top line Phase 2 data for Givinostat in Becker. Givinostat did not show a significant difference in the primary endpoint compared to placebo. The future of this program in Becker is uncertain.

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

Interim, topline and preliminary data from our clinical trials that we announce or publish may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. For example, on June 26, 2023, we announced positive 12-month interim results from the ARCH open label study of EDG-5506 in adults with Becker. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

We may develop EDG-5506 and potentially other programs, in combination with one or more currently approved therapies or therapies in development. Patients may not be able to tolerate EDG-5506 or any other product candidates in combination with other therapies or dosing of EDG-5506 in combination with other therapies may have unexpected consequences. Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor. This could result in the need to identify other combination therapies for our product candidates, or our own products being removed from the market or being less successful commercially.

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

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we may introduce an alternative formulation of EDG-5506 for our Phase 2 clinical trials. We will also explore alternate formulations for use with pediatric patients, particularly Duchenne patients, who may have difficulty taking adult formulations. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

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

The patient population suffering from Duchenne, Becker and Limb-girdle muscular dystrophy (LGMD) is small and has not been established with precision. If the actual number of patients is smaller than we estimate, our revenue and ability to achieve profitability may be adversely affected. Because the target patient populations of our programs are small and the addressable patient population may be even smaller, we must be able to successfully identify patients and capture a significant market share to achieve profitability and growth.

Duchenne, Becker and LGMDs are rare, genetic neuromuscular disorders. We estimate that Duchenne occurs in approximately one in every 3,500 to 5,000 live male births and that the patient population is approximately 12,000 to 15,000 in the United States and approximately 25,000 in Europe. Becker has a much lower incidence of approximately 1 in every 18,450 live male births. We estimate there are between 4,000 and 5,000 patients with Becker in the United States, with similar numbers estimated in Europe. The approximate global prevalence of LGMDs as a group is estimated to be from 0.56 to 5.75 per 100,000. Our estimates of the size of these patient populations are based on published studies. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Various factors may decrease the market size of our product and product candidates, including the severity of the disease, patient demographics and the response of patients’ immune systems to our product candidates. If the results of these studies or our analysis of them do not accurately reflect the relevant patient population, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability.

The effort to identify patients with diseases we seek to treat is in early stages and we cannot accurately predict the number of patients for whom treatment might be possible. A newborn screening initiative was put into place with the goal of identifying and providing care for every child born with Duchenne muscular dystrophy and achieving Recommended Uniform Screening Panel (RUSP) status. An Ohio newborn screening (NBS) pilot developed a process to determine who should have genetic testing. A newborn screening pilot program in New York State tested this and other aspects of a comprehensive newborn screening program at a large scale. The pilot was completed in October 2021 and screened more than 36,000 babies born in New York State over two years. Four babies were confirmed to have Duchenne/Becker muscular dystrophy, and one baby was identified as a carrier female. Two other pilot programs have been successfully conducted. In June 2022, Parent Project Muscular Dystrophy (PPMD), a nonprofit organization leading the fight to end Duchenne, announced that the organization submitted a nomination package to add Duchenne to the RUSP to the Advisory Committee on Heritable Disorders in Newborns and Children (ACHDNC), initiating the review process. The review process typically takes more than a year and requires two key votes of experts in NBS to move forward. In February 2023, the first key vote took place and the ACHDNC decided that more information was needed before proceeding to the second vote. Work is ongoing to provide the required additional information. However, the ACHDNC may decide that the algorithm developed for accurately detecting muscular dystrophy is not scalable or cost-effective, thus not appropriate for national and state level implementation. In addition, the ACHDNC may decide not to add Duchenne to the RUSP for other reasons. Furthermore, even if Duchenne is added to the RUSP, states may not be able to effectively implement a NBS program. This could reduce the identifiable patient population for the diseases we seek to treat and result in our therapies not being able to be initiated early in the course of the disease.

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

The regulatory approval processes for product candidates that target rare diseases, including Duchenne, Becker and LGMD are uncertain.

Due to the lack of precedent, broad discretion of regulatory authorities, and a multitude of unique factors that impact the regulatory approval process, the likelihood of the approval of any of our product candidates that target rare diseases, such as Duchenne, Becker and LGMD is uncertain, and we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned Investigational New Drug (IND) and NDA for our product candidates, in a timely manner, or at all. For example, Duchenne is a rare disease for which there are only two FDA approved therapeutics. In addition, no therapies are currently approved for Becker in the United States or the EU. Further, the FDA may determine, after evaluation of our data and analyses, that such data and analyses do not support an NDA submission, filing or approval. Due to this lack of predictability, we may not have the resources necessary to meet regulatory requirements and successfully complete a potentially protracted, expensive and wide-ranging approval process for commercialization of product candidates for rare diseases.

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

We intend to seek orphan drug designation for EDG-5506 in Duchenne and Becker and may seek orphan drug designation for other product candidates. Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review.

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for our one or more of our product candidates. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. In December 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. The Consolidated Appropriations Act of 2023 extended the 2% Medicare sequester for the first six months of 2032 and revised the sequester percentages up to 2% for 2030 and 2031. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

In the United States, a broad variety of data protection laws and regulations may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, establishes restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the new legislation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many of these laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado has enacted a Colorado Privacy Act (CPA) in June 2021 that went into effect on July 1, 2023, with enforcement commencing on the same date. The Colorado Attorney General released its rules implementing the CPA on March 15, 2023. Connecticut and Virginia have also enacted legislation similar to the CCPA and the CPA that have taken effect in 2023; Utah has enacted similar legislation that will take effect on December 31, 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that takes effect in 2024; Tennessee and Iowa have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will take effect in 2026. In addition, Delaware has passed legislation that is awaiting signature by its state governor and that would go into effect in 2025.

Additionally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts and potentially requiring us to undertake additional measures to comply with them. With the GDPR, CCPA, CPRA, CPA and other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and in making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if third parties we work with, such as vendors or service providers, violate applicable laws or regulations or our policies, such violations may also put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our service providers to comply with our applicable policies or notices relating to privacy or data protection, our contractual or other obligations to third parties, or any of our other legal obligations relating to privacy or data protection, may result in governmental investigations or enforcement actions, litigation, claims and other proceedings, harm our reputation, and could result in significant liability.

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

Disruptions at the FDA and other agencies, including delays or disruptions due to the COVID-19 pandemic or other public health emergencies, travel restrictions, staffing shortages, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, most foreign and domestic inspections of facilities were temporarily placed on hold. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. If any prolonged government shutdown or disruption occurs, including due to any public health emergencies, resurgence in COVID-19 cases, travel restrictions, COVID-19-related policies, staffing shortages or public health reasons, it could significantly impact the ability of the FDA and other regulatory authorities to timely review and process our regulatory submissions and provide feedback on our clinical development plans, which could have a material adverse effect on our business and our anticipated timelines. Further, future government shutdowns or disruptions to normal operations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare and data privacy laws and regulations will involve substantial ongoing costs and may require us to undertake or implement additional policies or measures. We may face claims and proceedings by private parties, and claims, investigations and other proceedings by governmental authorities, relating to allegations that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations, and it is possible that courts or governmental authorities may conclude that we have not complied with them, or that we may find it necessary or appropriate to settle any such claims or other proceedings. In connection with any such claims, proceedings, or settlements, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

As of June 30, 2023, we had 74 full-time employees. Of these employees, 57 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. For example, in 2019, one of our CROs experienced a cybersecurity breach which resulted in unauthorized access to certain of our preclinical data. Additionally, in 2023, one of our CROs experienced a cyber-attack for which an investigation which was completed found that no unauthorized access to Edgewise data occurred in connection with this event. We have received phishing attacks, and companies have, in general, experienced an increase in phishing and social engineering attacks from third parties in connection with the increase in remote working, which has increased these and other cybersecurity risks. Additionally, cybersecurity researchers have observed increased cyberattack activity, and warned of heightened risks of cyberattacks, in connection with the military conflict in Ukraine. Any disruption or security incident resulting in any loss, destruction, unavailability, alteration, disclosure, disruption or dissemination of, or damage or unauthorized access to, our applications, any other data processed or maintained on our behalf or other assets, or for it to be believed or reported that any of these occurred, could cause us to incur liability, financial harm and reputational damage and could contribute to delays in the development and commercialization of our product candidates. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber incidents that could disrupt our programs and operations and the development of our product candidates or result in loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data and other data processed or maintained on our behalf or other assets, any of which could have a material adverse effect upon our reputation, business, operations or financial condition. Any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure, dissemination, or other processing of, personal information, including personal information regarding our clinical trial subjects or employees, or the perception that any such event has occurred, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Many pharmaceutical companies, biotechnology companies, and academic institutions may have patents and patent applications potentially relevant to our business. We may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders, for example, in order to avoid infringing these third-party patents. We entered into a license agreement with The Ohio State Innovation Foundation pursuant to which we acquired the exclusive right to certain patents and patent applications in the field of muscular diseases/disorders; on July 27, 2023, we provided notice to the Ohio State Innovation Foundation to terminate the license agreement because the licensed technology is no longer relevant to the Company’s business, effective as of 90 days from the date of such notice. We may also require licenses from third parties for certain technologies for use with future product candidates. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We entered into a license agreement with The Ohio State Innovation Foundation pursuant to which we acquired the exclusive right to certain patents and patent applications in the field of muscular diseases/disorders; on July 27, 2023, we provided notice to the Ohio State Innovation Foundation to terminate the license agreement because the licensed technology is no longer relevant to the Company’s business, effective as of 90 days from the date of such notice. We may enter into additional license agreements in the future with others to advance our research or allow commercialization of product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future.

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

We contract with third parties for the production of our product candidates for preclinical studies and, in the case of EDG-5506, our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

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

As of June 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 79.8% of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we filed on April 1, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000. On June 16, 2023, we entered into a Sales Agreement with BofA Securities under which the Company may offer and sell shares of common stock, having aggregate sales proceeds of up to $125,000,000 from time to time, through an ATM Program.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Sales Agreement, dated June 16, 2023, by and between Edgewise Therapeutics, Inc. and BofA Securities, Inc.	8-K	001-40236	1.1	June 16, 2023

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 14d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

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

Date: August 10, 2023

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ R. Michael Carruthers
Name:	R. Michael Carruthers
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)