Form 10-Q
period 2023-09-30
Edgewise Therapeutics, Inc.
filed 2023-11-09
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40236

Edgewise Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-1725586
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1715 38th St.

Boulder, CO 80301

(Address of Principal Executive Offices) (Zip Code)

(720) 262-7002

(Registrant’s telephone number)

Not Applicable

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

As of October 31, 2023, there were 63,461,608 of the registrant’s ordinary shares outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the safety and efficacy of, and the ability of our preclinical studies and clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
●	our ability to utilize our proprietary drug discovery platform to develop a pipeline of product candidates to address muscle disorders;
●	the timing, progress and results of preclinical studies and clinical trials for EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, potential registrational studies or cohorts and our research and development programs;
●	the timing, scope and likelihood of domestic and foreign regulatory filings and approvals, including timing of final FDA approval of or INDs of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any other future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization, operations and marketing capabilities, relationships with other businesses and other business strategies, systems and relationships;
●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
●	the need to hire additional personnel and our ability to attract and retain such personnel;
●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting and our expectations regarding the implementation of newborn screening for muscular dystrophy;
●	our expectations regarding the approval and use of our product candidates in combination with other drugs;
●	our competitive position and the success of competing product candidates and therapies that are or may become available;
●	our estimates of the number of patients that we will enroll in our clinical trials;
●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our product candidates;

●	our ability to obtain and maintain regulatory approval of our product candidates;
●	our plans relating to the further development of our product candidates, including additional indications we may pursue;
●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;
●	our expectations regarding the impact of the COVID-19 pandemic on our business;
●	our expectations regarding the impact of the Russia/Ukraine and Israel/Hamas conflicts on our business;
●	our expectations regarding the impact of instability in the U.S. banking and financial services sector and other macroeconomic trends;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	our continued reliance on third parties to conduct additional preclinical studies and planned clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
●	our relationships with patient advocacy groups, key opinion leaders, regulators, the research community and payors;
●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	the pricing and reimbursement of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, if approved;
●	the rate and degree of market acceptance and clinical utility of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing which may be impacted by many factors including inflation;
●	our financial performance;
●	the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	statements regarding the Company’s plans to regain compliance with the Nasdaq Listing Rules;
●	the impact of laws and regulations; and
●	our expectations regarding the period during which we will qualify as an emerging growth company under The Jumpstart Our Business Startups Act of 2012 and a smaller reporting company under the Securities Exchange Act of 1934, as amended.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

EDGEWISE THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	As of	As of
	September 30,	December 31,
	2023	2022
Assets	(unaudited)
Current assets
Cash and cash equivalents	$32,957	$21,993
Marketable securities, available for sale	256,740	329,954
Prepaid expenses and other assets	8,224	5,052
Total current assets	297,921	356,999

Property and equipment, net	10,679	8,533
Operating lease right-of-use asset	2,297	1,318
Other non-current assets	467	251

Total assets	$311,364	$367,101

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$5,318	$6,105
Accrued compensation	4,408	4,032
Accrued other expenses	5,681	5,840
Operating lease liability, current portion	931	608
Total current liabilities	16,338	16,585
Operating lease liability, net of current portion	4,599	3,800

Total liabilities	20,937	20,385

Commitments and contingencies (see note 5)

Stockholders' equity:
Preferred stock, $.0001 par value per share; 200,000,000 shares authorized and no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 63,460,939 shares and 63,257,376 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	505,465	492,665
Accumulated other comprehensive loss	(424)	(1,355)
Accumulated deficit	(214,620)	(144,600)
Total stockholders' equity	290,427	346,716

Total liabilities and stockholders' equity	$311,364	$367,101

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Operating expenses
Research and development	$23,786	$13,894	$63,221	$37,420
General and administrative	5,666	4,368	17,274	12,159
Total operating expenses	29,452	18,262	80,495	49,579

Loss from operations	(29,452)	(18,262)	(80,495)	(49,579)

Other income
Interest income	3,739	764	10,475	1,354
Total other income	3,739	764	10,475	1,354

Net loss	(25,713)	(17,498)	(70,020)	(48,225)

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	123	157	931	(1,665)
Total comprehensive loss	$(25,590)	$(17,341)	$(69,089)	$(49,890)

Net loss per share, basic and diluted	$(0.41)	$(0.34)	$(1.10)	$(0.96)
Weighted-average shares outstanding, basic and diluted	63,459,560	51,844,904	63,369,358	50,345,841

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Loss	Deficit	Total
Balance as of December 31, 2021	49,500,308	$5	$351,852	$(514)	$(76,960)	$274,383
Exercise of stock options	55,998	—	73	—	—	73
Stock-based compensation	—	—	1,978	—	—	1,978
Other comprehensive loss	—	—	—	(1,418)	—	(1,418)
Net loss	—	—	—	—	(14,660)	(14,660)
Balance as of March 31, 2022	49,556,306	$5	$353,903	$(1,932)	$(91,620)	$260,356
Exercise of stock options	197,284	—	255	—	—	255
Purchase of common stock under employee stock purchase plan	26,775	—	178	—	—	178
Stock-based compensation	—	—	2,037	—	—	2,037
Other comprehensive loss	—	—	—	(404)	—	(404)
Net loss	—	—	—	—	(16,067)	(16,067)
Balance as of June 30, 2022	49,780,365	$5	$356,373	$(2,336)	$(107,687)	$246,355
Issuance of common stock, net of offering costs	13,372,093	1	129,164	—	—	129,165
Exercise of stock options	56,370	—	52	—	—	52
Stock-based compensation	—	—	3,173	—	—	3,173
Other comprehensive income	—	—	—	157	—	157
Net loss	—	—	—	—	(17,498)	(17,498)
Balance as of September 30, 2022	63,208,828	$6	$488,762	$(2,179)	$(125,185)	$361,404

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Loss	Deficit	Total
Balance as of December 31, 2022	63,257,376	$6	$492,665	$(1,355)	$(144,600)	$346,716
Exercise of stock options	17,356	—	21	—	—	21
Stock-based compensation	—	—	3,837	—	—	3,837
Other comprehensive income	—	—	—	1,104	—	1,104
Net loss	—	—	—	—	(22,838)	(22,838)
Balance as of March 31, 2023	63,274,732	$6	$496,523	$(251)	$(167,438)	$328,840
Exercise of stock options and vesting of restricted stock	135,326	—	31	—	—	31
Purchase of common stock under employee stock purchase plan	48,874	—	338	—	—	338
Stock-based compensation	—	—	4,011	—	—	4,011
Other comprehensive loss	—	—	—	(296)	—	(296)
Net loss	—	—	—	—	(21,469)	(21,469)
Balance as of June 30, 2023	63,458,932	$6	$500,903	$(547)	$(188,907)	$311,455
Exercise of stock options	2,007	—	3	—	—	3
Stock-based compensation	—	—	4,559	—	—	4,559
Other comprehensive income	—	—	—	123	—	123
Net loss	—	—	—	—	(25,713)	(25,713)
Balance as of September 30, 2023	63,460,939	$6	$505,465	$(424)	$(214,620)	$290,427

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(70,020)	$(48,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,068	280
Stock-based compensation	12,407	7,188
Amortization (accretion) of premium (discount) on marketable securities, net	(7,345)	1,212
Amortization of right-of-use asset	131	166
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,174)	(1,731)
Accounts payable	1,290	(529)
Accrued compensation	376	(93)
Accrued other expenses and other liabilities	136	(191)
Lease liability	13	1,143
Net cash used in operating activities	(65,118)	(40,780)

Cash flows from investing activities
Purchases of marketable securities	(216,080)	(145,697)
Sales of marketable securities	19,189	26,045
Maturities of marketable securities	278,378	126,924
Purchases of property and equipment	(5,584)	(2,253)
Net cash provided by investing activities	75,903	5,019

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting discounts and commissions	—	129,720
Exercise of stock options	55	380
Payment of offering costs and deferred offering costs	(214)	(336)
Proceeds from Employee Stock Purchase Plan	338	178
Net cash provided by financing activities	179	129,942

Net change in cash and cash equivalents	10,964	94,181
Cash and cash equivalents at beginning of period	21,993	15,566
Cash and cash equivalents at end of period	$32,957	$109,747
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability, net of tenant improvement receivable	$1,110	$1,488
Property and equipment purchases included in accounts payable and accrued other expenses	$140	$2,580
Offering costs and deferred offering costs included in accounts payable and accrued other expenses	$—	$470

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1  DESCRIPTION OF BUSINESS

Organization and Description of Business

Edgewise Therapeutics, Inc. (the Company) was incorporated as a Delaware corporation in May 2017, and it is headquartered in Boulder, Colorado. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for severe, genetic neuromuscular and cardiac disorders for which there is significant unmet medical need. The Company’s lead product candidate, EDG-5506, is an orally administered small molecule designed to address the root cause of dystrophinopathies including Duchenne muscular dystrophy (Duchenne) and Becker muscular dystrophy (Becker). The Company is currently studying EDG-5506 in Phase 2 trials, which are being held in the U.S. and certain countries in Europe. In addition, the Company has initiated the Phase 1 study of EDG-7500, for the potential treatment of hypertrophic cardiomyopathy (HCM). The Company is using its proprietary drug discovery platform to develop a pipeline of precision medicine product candidates that target key muscle proteins and modulators to address a broad array of genetically defined muscle disorders.

Risks and Uncertainties

The board of directors of the Company discusses with management macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, international conflicts, COVID-19, cybersecurity and sanctions so that the Company can be prepared to react to new developments as they arise. The board of directors and the management of the Company are carefully monitoring these developments and the resulting economic impact on its financial condition and results of operations.

Liquidity and Capital Resources

The Company has an accumulated deficit of $214.6 million and cash, cash equivalents and marketable securities of $289.7 million as of September 30, 2023. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. The Company filed on April 1, 2022, a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (SEC) that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000.

On September 16, 2022, the Company closed an underwritten public offering of 13,372,093 shares of common stock at a public offering price of $10.32 per share (collectively with the underwriters’ option, the September 2022 Offering). The underwriters exercised in full their option to purchase 1,744,186 additional shares of common stock. The aggregate gross proceeds from the September 2022 Offering were $138.0 million, and the net proceeds were $129.2 million after deducting underwriting discounts and commissions of $8.3 million and offering expenses of $0.5 million.

On June 16, 2023, the Company entered into a Sales Agreement (Sales Agreement) with BofA Securities, Inc. (BofA Securities) under which the Company may offer and sell shares of common stock, having aggregate sales proceeds of up to $125,000,000 from time to time, through an “at the market offering” program (ATM Program) under which BofA Securities will act as sales agent. On April 1, 2022, the Company entered into a Sales Agreement (Prior Sales Agreement) with Cowen and Company, LLC (Cowen), as agent, pursuant to which the Company was permitted to issue and sell shares of its common stock, having an aggregate offering price of up to $125,000,000 (Placement Shares), from time to time through Cowen. Prior to termination, the Company had not sold any Placement Shares under the Prior Sales Agreement. As of September 30, 2023, the Company has not sold any shares under the ATM Program.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $289.7 million of cash, cash equivalents and marketable securities on hand as of September 30, 2023 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2022, is derived from the Company’s audited financial statements. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period.

The accompanying interim unaudited condensed financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was filed with the SEC on February 23, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of September 30, 2023, the results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022 have been made.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Condensed Statement of Cash Flows for the nine months ended September 30, 2022 to reclassify cash receipts for tenant improvements to be a change in the Company’s lease liability.

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

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of September 30, 2023 and December 31, 2022 primarily consist of money market funds and cash.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of September 30, 2023 and December 31, 2022 were $0.5 million and $0.3 million, respectively. Such costs are classified in other non-current assets in the accompanying balance sheets.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value. There were no impairment charges or long-lived assets disposed of during the three and nine months ended September 30, 2023 and 2022.

Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases.

Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if such deferred tax assets are deemed more likely than not that some or all of the deferred tax assets will not be realized. Historically, the Company has not recognized these potential benefits in its financial statements and has fully reserved for such net deferred tax assets, as it believes it is more likely than not that the full benefit of these net deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years. The Company evaluated its tax positions and determined it has no uncertain tax positions as of September 30, 2023.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of September 30, 2023
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$32,755	$—	$—	$32,755
Marketable securities, available for sale:
Asset-backed securities	Level 2	11,055	—	(22)	11,033
Corporate debt securities	Level 2	78,548	5	(293)	78,260
Commercial paper	Level 2	40,904	—	(1)	40,903
U.S. government treasury and agency securities	Level 2	123,286	5	(112)	123,179
Supranational and sovereign government securities	Level 2	3,371	—	(6)	3,365
Total financial assets		$289,919	$10	$(434)	$289,495

	As of December 31, 2022
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$21,893	$—	$—	$21,893
Marketable securities, available for sale:
Asset-backed securities	Level 2	23,020	8	(44)	22,984
Corporate debt securities	Level 2	54,374	—	(510)	53,864
Commercial paper	Level 2	144,730	—	—	144,730
U.S. government treasury and agency securities	Level 2	54,672	—	(624)	54,048
Supranational and sovereign government securities	Level 2	54,513	13	(198)	54,328
Total financial assets		$353,202	$21	$(1,376)	$351,847

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, U.S. government treasury and agency securities, and supranational and sovereign government securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the three and nine months ended September 30, 2023, there were no transfers of financial assets between Level 1 and Level 2. As of September 30, 2023, the remaining contractual maturities of $250.1 million of marketable securities were less than one year and $7.0 million were one to two years.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at September 30, 2023 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

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

NOTE 3  PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of September 30, 2023 the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

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

The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. A total of 5,040,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve increases by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of September 30, 2023, there were 1,215,672 shares available for future issuance under the 2021 Plan.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vest monthly over a four-year period that expires 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of September 30, 2023, 1,531,780 options were both outstanding and exercisable. There were no options exercised during the three and nine months ended September 30, 2023.

Total stock-based compensation expense related to all equity plans, including Founder Stock Options was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development	$2,639	$1,743	$7,028	$4,152
General and administrative	1,920	1,430	5,379	3,036
Total stock-based compensation expense	$4,559	$3,173	$12,407	$7,188

Grant of Stock Options

During the nine months ended September 30, 2023, the Company issued 3,785,094 stock options with a fair value of $20.0 million that vest over a weighted average period of 3.9 years.

NOTE 5  COMMITMENTS AND CONTINGENCIES

License Agreements

On November 20, 2020, the Company exclusively licensed intellectual property from The Ohio State Innovation Foundation (OSIF) pursuant to a license agreement. Under the license agreement, the Company was obligated to make payments to OSIF aggregating up to $1.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified development and regulatory approval milestones and approximately $2.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified sales milestones. The Company was also obligated to pay low single-digit royalties to OSIF based on net sales by the Company and its affiliates and sublicensees of each product covered by the OSIF licensed patent rights. In addition, in the event the Company sublicensed the OSIF licensed patent rights, the Company was obligated to pay OSIF a specified portion of income received from sublicensing. As of September 30, 2023, the Company has paid $0.7 million for license fees and milestones achieved in connection with the license agreement. On July 27, 2023, the Company provided notice to OSIF to terminate the license agreement because the licensed technology was no longer relevant to the Company’s business. The license agreement was terminated, effective October 25, 2023.

Lease Agreements

In January 2022, the Company entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado (the New Boulder Lease) with aggregate base rent payments of approximately $3.3 million over the initial 8.2-year term of the lease. Further, the Company provided a standby letter of credit (LOC) of $0.8 million during the term of the lease as collateral for the Company’s obligations under the lease. Provided there has been no event of default by the Company during the initial 36-month term, the Company will replace the initial LOC with a replacement LOC in the amount of $0.5 million. The New Boulder Lease includes two tenant improvement allowances, which includes one for $1.0 million in construction costs to be fully reimbursed by the lessor (the First Allowance) and one for $2.0 million in construction costs to be repaid to the lessor as additional rent payments over the initial term of the lease (the Second Allowance). Both the First Allowance and Second Allowance have been received in full. The receipt of $2.0 million under the Second Allowance resulted in an increase to operating lease liabilities and an increase to aggregate base rent payments totaling $2.5 million.

In February 2023, the New Boulder Lease was modified to occupy an additional 9,624 square feet of office space (the Expansion Space) with aggregate payments of approximately $1.5 million over the initial 7.3 year term of the lease. The Expansion space includes an improvement allowance in the amount of $0.5 million to be fully reimbursed by the lessor. As of September 30, 2023, $0 was received by the lessor under the allowance associated with the expansion space.

Under the New Boulder Lease and the Expansion Space (collectively, the Lease), the Company has the option to extend the Lease for two additional terms of five years each. The Company is obligated to pay the lessor an amount not to exceed 5% of the net rents from the property for operating costs. Such amounts are not included in the measurement of the lease liabilities and are recognized as variable lease expense when they are incurred. Variable lease expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively and $17,000 for both the three and nine months ended September 30, 2022. The Lease is classified as an operating lease.

The Company recorded lease liabilities and ROU lease assets for the Lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The option to extend the Lease was not recognized as part of the Company’s lease liabilities and ROU lease assets, as such extensions are not reasonably certain to occur. As of September 30, 2023, the weighted-average remaining lease term and the weighted-average discount rate for the Lease was 6.5 years and 6.4%, respectively. Rent expense under the Lease was $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively and $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively.

Future minimum lease payments under the Lease as of September 30, 2023 are as follows (in thousands):

Year Ending December 31,
2023, remainder	$206
2024	1,014
2025	1,031
2026	1,048
2027	1,066
Thereafter	2,466
Total undiscounted future minimum lease payments	6,831
Less: discount	(1,293)
Less: tenant improvement receivable	(8)
Total lease liability	$5,530

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2023 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2023.

NOTE 6  NET LOSS PER SHARE

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, common stock options and unvested restricted stock units are considered to be potentially dilutive securities. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(25,713)	$(17,498)	$(70,020)	$(48,225)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	63,459,560	51,844,904	63,369,358	50,345,841
Net loss per share, basic and diluted	$(0.41)	$(0.34)	$(1.10)	$(0.96)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	14,188,382	10,552,535	12,951,452	9,548,973
Unvested restricted stock units	177,871	268,031	217,657	149,233
Total	14,366,253	10,820,566	13,169,109	9,698,206

NOTE 7  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Leasehold improvements	$8,550	$—
Laboratory equipment	3,426	1,979
Computers and software	281	281
Furniture and fixtures	497	—
Construction in process	58	7,338
Property and equipment - at cost	12,812	9,598
Less: accumulated depreciation	(2,133)	(1,065)
Property and equipment - net	$10,679	$8,533

Depreciation expense was $0.4 million and $1.1 million for the three and nine months ended September 30, 2023, respectively and $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively.

NOTE 8  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Accrued research and development costs	$5,216	$4,782
Accrued other	465	1,058
Total accrued other expenses	$5,681	$5,840

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for severe, genetic neuromuscular and cardiac disorders for which there is significant unmet medical need. Guided by our holistic drug discovery approach to targeting the muscle as an organ, we have combined our foundational expertise in muscle biology and small molecule engineering to build our proprietary, muscle focused drug discovery platform. Our platform utilizes custom-built high throughput and translatable systems that measure integrated muscle function in whole organ extracts to identify small molecule precision medicines regulating key proteins in muscle tissue, initially focused on addressing rare neuromuscular and cardiac diseases. We have developed and characterized a library of novel sarcomere modulators exhibiting a broad range of pharmacological and pharmacokinetic (PK) properties regulating disease-related muscle biology. Our lead product candidate, EDG-5506, is an orally administered allosteric, selective, fast myofiber (type II) myosin small molecule inhibitor designed to address the root cause of dystrophinopathies including Duchenne muscular dystrophy (Duchenne) and Becker muscular dystrophy (Becker). The Company is also advancing EDG-7500, a first-in-class oral, selective, cardiac sarcomere modulator, specifically designed to slow early contraction velocity and address impaired cardiac relaxation associated with HCM and other diseases of diastolic dysfunction.

In October 2021, we announced positive topline results from the multiple ascending dose (MAD) portion of a first-in-human Phase 1, HV clinical trial. In addition, in January 2022, we announced positive topline results from the Becker, or Phase 1b, portion of a first-in-human Phase 1 clinical trial assessing the safety, tolerability, PK and pharmacodynamic (PD) of EDG-5506. We have fully enrolled an open-label, single-center study, known as ARCH, that will assess the safety and PK of EDG-5506 over two years in adults with Becker and in June 2023, we announced positive interim 12-month results from the ongoing study. We initiated a Phase 2 clinical trial in individuals with Becker in July 2022, known as CANYON, which is now fully enrolled, and in September 2023, we initiated GRAND CANYON, a potentially registrational cohort in individuals with Becker. In October 2022, we initiated a Phase 2 clinical trial in children with Duchenne, known as LYNX. In October 2023, we expanded enrollment in LYNX to include a new cohort for further dose escalation and an additional cohort that will study boys with Duchenne not currently treated with corticosteroids. Also, in October 2023, we announced the initiation of FOX, a new Phase 2 placebo-controlled trial, which will assess the effect of EDG-5506 in children and adolescents with Duchenne who have been previously treated with gene therapy. We are also continuing to recruit the DUNE Phase 2 exercise challenge study, to evaluate the effect of EDG-5506 on biomarkers of muscle damage following exercise in adults with Limb Girdle muscular dystrophy 2i (LGMD2i), BMD or McArdle disease at a single site in Denmark.

We have also evolved a second muscle-targeted initiative that focuses on identification of novel cardiac muscle modulators. We are initially pursuing our lead product candidate, EDG-7500, for hypertrophic cardiomyopathy (HCM) in addition to exploring the potential of this novel mechanism in disorders of diastolic dysfunction. In September 2023, we announced initial dosing in a Phase 1 trial of EDG-7500 which is assessing the tolerability, pharmacokinetics, and pharmacodynamics of EDG-7500 in healthy adults. The Company is also planning to begin a Phase 1b study of EDG-7500 in individuals with obstructive HCM in the first half of 2024. Additionally, our EDG-003 discovery program is exploring the potential of other unique and novel mechanisms to address a variety of disorders, including cardiometabolic disease. We believe our programs also offer substantial opportunities for us to expand into other rare muscle diseases for which there are limited or no approved treatments.

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

We have incurred significant losses since the commencement of our operations. Our net losses were $25.7 million and $70.0 million for the three and nine months ended September 30, 2023, respectively and $17.5 million and $48.2 million for the three and nine months ended September 30, 2022, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of September 30, 2023, we had an accumulated deficit of $214.6 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, and public offerings of our common stock. From inception through September 30, 2023, these private placements have provided gross proceeds of $160.7 million, and the initial public offering and follow-on public offering of our common stock have generated net proceeds of $315.3 million. We believe that our existing cash and cash equivalents and marketable securities of $289.7 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

Macroeconomic and Geopolitical Developments

We are monitoring macroeconomic and geopolitical developments, such as inflation, instability in the banking and financial services sector, tightening of the credit markets, cybersecurity risks, the Russia-Ukraine and Israel-Hamas conflicts, and sanctions so that the Company can be prepared to react to new developments as they arise. We are carefully monitoring these developments, as well as the COVID-19 pandemic, and the resulting economic impact.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As of September 30, 2023 we have initiated four Phase 2 clinical trials for EDG-5506 (CANYON, LYNX, FOX and DUNE) and a potentially registrational cohort in individuals with Becker (GRAND CANYON). As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance EDG-5506, EDG-7500, a product from our EDG-003 cardiometabolic discovery program through clinical trials and additional product candidates enter clinical trials; continue to develop our proprietary drug discovery platform; continue to discover and develop additional product candidates; and hire additional personnel.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022	Change

	(in thousands)
Operating expenses:
Research and development	$23,786	$13,894	$9,892
General and administrative	5,666	4,368	1,298
Total operating expenses	29,452	18,262	11,190
Loss from operations
Interest income	3,739	764	2,975
Net loss	$25,713	$17,498	$8,215

Research and development expenses

The following table summarizes our research and development expenses:

	Three months ended September 30,
	2023	2022	Change

	(in thousands)
External research and development expenses:
EDG-5506 clinical program	$8,538	$4,836	$3,702
EDG-7500 clinical program	3,979	—	3,979
Discovery and preclinical	2,450	4,193	(1,743)
Internal costs, including personnel related	8,819	4,865	3,954
Total research and development expenses	$23,786	$13,894	$9,892

Research and development expenses were $23.8 million and $13.9 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $9.9 million was primarily driven by an increase of $4.0 million in internal costs, including personnel related costs and stock-based compensation resulting from increased employee headcount to support the growth of our research and development programs. EDG-5506 clinical program expenses increased by $3.7 million, which was primarily due to costs incurred in connection with our LYNX and GRAND CANYON trials which were not active during the comparable period in 2022, increased clinical trial activity in our CANYON study from site activations and patient enrollment and higher product candidate manufacturing costs to support current and future trials. EDG-7500 clinical program expenses of $4.0 million are now shown separately in the above table due to advancing into a Phase 1 trial. These expenses include the trial costs as well as manufacturing costs to support current and future trials and nonclinical costs during the three months ended September 30, 2023. Discovery and preclinical expenses decreased $1.7 million primarily due to EDG-7500 costs, now shown separately, were a significant portion of the 2022 period’s discovery and preclinical expenses along with other costs from the EDG-003 program.

General and administrative expenses

General and administrative expenses were $5.7 million and $4.4 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $1.3 million was primarily due to $1.0 million in increased personnel-related costs from increased headcount and stock-based compensation and $0.3 million in increased professional and consulting costs and other administrative costs.

Interest income

Interest income was $3.7 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $3.0 million was primarily due to higher balances and interest rates on our marketable securities during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022	Change

	(in thousands)
Operating expenses:
Research and development	$63,221	$37,420	$25,801
General and administrative	17,274	12,159	5,115
Total operating expenses	80,495	49,579	30,916
Loss from operations
Interest income	10,475	1,354	9,121
Net loss	$70,020	$48,225	$21,795

Research and development expenses

The following table summarizes our research and development expenses:

	Nine months ended September 30,
	2023	2022	Change

	(in thousands)
External research and development expenses:
EDG-5506 clinical program	$23,231	$13,612	$9,619
EDG-7500 clinical program	3,979	—	3,979
Discovery and preclinical	11,885	11,263	622
Internal costs, including personnel related	24,126	12,545	11,581
Total research and development expenses	$63,221	$37,420	$25,801

Research and development expenses were $63.2 million and $37.4 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $25.8 million was primarily driven by an increase of $11.6 million in internal costs, including personnel related costs and stock-based compensation resulting from increased employee headcount to support the growth of our research and development programs. EDG-5506 clinical program expenses increased by $9.6 million which was primarily due to the activation of our LYNX and GRAND CANYON trials which were not active during the comparable period in 2022, increased clinical trial activity in our CANYON study from site activations and patient enrollment and higher product candidate manufacturing costs to support current and future trials. EDG-7500 clinical program expenses of $4.0 million are now shown separately in the above table due to advancing into a Phase 1 trial. These expenses include the trial costs as well as manufacturing costs to support current and future trials and nonclinical costs during the three months ended September 30, 2023. Discovery and preclinical expenses increased $0.6 million primarily due to increased development of our product candidate EDG-7500, which has now advanced into a Phase 1 trial and our EDG-003 cardiometabolic discovery program.

General and administrative expenses

General and administrative expenses were $17.3 million and $12.2 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $5.1 million was primarily due to $3.7 million in increased personnel-related costs from increased headcount and stock-based compensation and $1.4 million in increased professional and consulting costs and other administrative costs.

Interest income

Interest income was $10.5 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $9.1 million was primarily due to higher balances and interest rates on our marketable securities during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception through September 30, 2023, these private placements have provided gross proceeds of $160.7 million, and the initial public offering and follow-on public offering of our common stock have generated net proceeds of $315.3 million. As of September 30, 2023, we had cash, cash equivalents and marketable securities in the amount of $289.7 million.

We filed on April 1, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000. On June 16, 2023, we entered into a Sales Agreement with BofA Securities under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $125,000,000 from time to time, through an “at the market offering” program under which BofA Securities will act as sales agent. As of September 30, 2023, we have not sold any shares under the ATM Program.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(65,118)	$(40,780)
Net cash provided by investing activities	75,903	5,019
Net cash provided by financing activities	179	129,942
Net increase in cash and cash equivalents	$10,964	$94,181

Operating activities

Cash used in operating activities during the nine months ended September 30, 2023 was primarily driven by our net loss for the period of $70.0 million, and was also impacted by changes in operating assets and liabilities which increased net working capital by $1.4 million. Cash used in operating activities was reduced by non-cash charges of $6.3 million relating to stock-based compensation expense of $12.4 million, amortization of premium and accretion of discounts, net on marketable securities of $7.3 million, depreciation of $1.1 million and amortization of right-of-use asset of 0.1 million.

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

Investing activities

Cash provided by investing activities during the nine months ended September 30, 2023 amounted to $75.9 million, which was due to $278.4 million in maturities of marketable securities and $19.2 million in sales of marketable securities, which was partially offset by $216.1 million in purchases of marketable securities and $5.6 million for purchases of equipment.

Cash provided by investing activities during the nine months ended September 30, 2022 amounted to $5.0 million which was due to $126.9 million in maturities of marketable securities and $26.0 million in sales of marketable securities, which was partially offset by $145.7 million in purchases of marketable securities and $2.3 million for purchases of equipment.

Financing activities

Cash provided by financing activities during the nine months ended September 30, 2023 was $0.2 million, which was due to cash proceeds of $0.3 million in proceeds from the employee stock purchase plan and cash proceeds of 0.1 million from the issuance of common stock upon the exercise of stock options, which was partially offset by $0.2 million for the payment of deferred offering costs.

Cash provided by financing activities during the nine months ended September 30, 2022 was $130.0 million, which was due to $129.7 million in net proceeds from the September 2022 Offering, cash proceeds of $0.4 million from the issuance of common stock upon the exercise of stock options, $0.3 million for the payment of offering costs and deferred offering costs and $0.2 million in proceeds from the employee stock purchase plan.

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

Our short-term material cash requirements as of September 30, 2023 are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We have entered into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

In addition, we previously had exclusively licensed intellectual property from The Ohio State Innovation Foundation (OSIF) pursuant to a license agreement effective November 20, 2020. Under the license agreement, we were obligated to make payments to OSIF aggregating up to $1.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified development and regulatory approval milestones and approximately $2.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified sales milestones. We were also obligated to pay low single-digit royalties to OSIF based on net sales by us and our affiliates and sublicensees of each product covered by the OSIF licensed patent rights. In addition, in the event we sublicensed the OSIF licensed patent rights, we were obligated to pay OSIF a specified portion of income we receive from sublicensing. On July 27, 2023, we provided notice to OSIF to terminate the license agreement because the licensed technology is no longer relevant to the Company’s business. The license agreement was terminated effective, October 25, 2023.

Our long-term cash requirements as of September 30, 2023 includes our lease obligations. In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado which includes escalating rent payments and an 8.2 year term, plus our share of operating expenses. In February 2023, the lease was modified to occupy an additional 9,624 square feet of office space, with aggregate payments of approximately $1.5 million over the initial 7.3 year term, plus our share of operating expenses. As of September 30, 2023 our total operating lease liability balance is $5.5 million, of which $0.9 million is a current liability.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on February 23, 2023 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three and nine months ended September 30, 2023, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K filed on February 23, 2023.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2023 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:

●	We are early in our development efforts, with a limited operating history, and have no products approved for commercial sale.

●	We have not generated any revenue to date, have incurred significant net losses since our inception, and expect to continue to incur significant net losses for the foreseeable future.

●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates.

●	We will require substantial additional capital to finance our operations before we are able to generate any revenue.

●	Our operations and financial results could be adversely impacted by the coronavirus disease (COVID-19) pandemic in the United States and the rest of the world.

●	We are substantially dependent on the success of our lead product candidate for muscular dystrophies, EDG-5506, and our lead product candidate for cardiomyopathy, EDG-7500. For EDG-5506, we initiated Phase 2 clinical trials in the second half of 2022 and a Phase 1 clinical trial for EDG-7500 in September 2023. If we are unable to complete development of, obtain approval for and commercialize for one or more indications in a timely manner, our business will be harmed.

●	Our prospects depend in part upon developing and commercializing product candidates such as EDG-5506, EDG-7500 and product candidates from our EDG-003 cardiometabolic discovery program and discovering, developing and commercializing product candidates in future programs.

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA) or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results.

●	We have limited resources and are currently focusing the majority of our efforts on developing EDG-5506 and EDG-7500 for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted. In particular, we face competition for patients with Duchenne from companies that produce corticosteroids and exon skipping drugs, companies that are targeting dystrophin mechanisms and non-dystrophin mechanisms and companies that are developing gene therapies.

●	We rely on third parties to conduct our preclinical studies, clinical trials, and manufacturing, and these third parties may not perform satisfactorily.

●	Our success depends on our ability to protect our intellectual property as well as to operate without infringing the intellectual property rights of third parties.

●	If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

Risks Related to Our Financial Position, Need for Additional Capital and Limited Operating History

We are early in our development efforts, with a limited operating history, and we have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.

We are an early clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are developing precision medicines for rare neuromuscular diseases which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. We commenced operations in 2017, have no products approved for commercial sale and have not generated any revenue. Most of our product candidates are still in preclinical development and have never been tested in human subjects. In July 2022, we initiated a Phase 2 clinical trial for our lead product candidate, EDG-5506, and in September 2023, we initiated a Phase 1 clinical trial of our product candidate EDG-7500. We have not yet initiated clinical trials for any other product candidate, including product candidates from our EDG-003 cardiometabolic discovery program. Since our inception in 2017, we have devoted substantially all of our focus and financial resources to discovering, identifying and developing potential product candidates, including advancing our development programs, conducting preclinical studies of our product candidates and initiating clinical trials, organizing and staffing our company, business planning, raising capital and securing related intellectual property rights.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock and public offerings of our common stock. Our net loss was $25.7 million and $70.0 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, we had an accumulated deficit of $214.6 million. We are advancing EDG-5506, EDG-7500 and EDG-003. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Our business depends entirely on the successful discovery, development, regulatory approval and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve several objectives, including:

●	successful and timely completion of preclinical and clinical development of EDG-5506, EDG-7500, and product candidates from our EDG-003 cardiometabolic discovery program and our other future product candidates and programs;

●	establishing and maintaining relationships with CROs and clinical sites for the clinical development of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any other future product candidates and programs;
●	the initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
●	acceptable frequency and severity of adverse events in the clinical trials;
●	the efficacy and safety profiles that are satisfactory to the U.S. Food and Drug Administration (FDA) or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
●	complying with any required post-marketing approval commitments to applicable regulatory authorities;
●	developing an efficient and scalable manufacturing process for our product candidates;
●	establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;
●	successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
●	a continued acceptable safety profile following any marketing approval of our product candidates;
●	commercial acceptance of our product candidates by patients, the medical community and third-party payors;
●	timely receipt of reimbursement from applicable authorities for any product candidates for which we successfully receive regulatory approval;
●	satisfying any required post-marketing approval commitments to applicable regulatory authorities;
●	identifying, assessing and developing new product candidates;
●	obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protecting our rights in our intellectual property portfolio;
●	defending against third-party infringement claims, if any;
●	entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	obtaining coverage and adequate reimbursement by third-party payors for our products and patients’ willingness to pay in the absence of such coverage and adequate reimbursement;

●	obtaining additional funding to develop and potentially manufacture and commercialize our product candidates;
●	addressing any competing therapies and technological and market developments;
●	managing costs, including any unforeseen costs, that we may incur as a result of nonclinical study or clinical trial delays due to COVID-19 or other public health outbreaks or emergencies, inflation or other causes; and
●	attracting, hiring and retaining qualified personnel, including clinical, scientific, management and administrative personnel.

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

As of September 30, 2023, we had $289.7 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. We filed on April 1, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000. On September 14, 2022, a prospectus supplement to the shelf registration statement pursuant to which we issued and sold $138.0 million of our common stock. On June 16, 2023, we entered into a Sales Agreement (Sales Agreement) with BofA Securities, Inc. (BofA Securities) under which the Company may offer and sell shares of common stock, having aggregate sales proceeds of up to $125,000,000 from time to time, through an “at the market offering” program (ATM Program). Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program, as well as develop our proprietary drug discovery platform. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated preclinical studies and clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We are not permitted to market or promote EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program or any other product candidate before we receive marketing approval from the FDA. We also expect to incur costs associated with operating as a public company. Our cash, cash equivalents and marketable securities will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise additional capital to complete the development and commercialization of our products. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (Tax Act) as amended by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. Our state NOLs may be subject to similar or different limitations. As of December 31, 2022, we had available federal NOL carryforwards of approximately $83.8 million, of which $82.6 million do not expire, and state NOL carryforwards of approximately $86.4 million of which $33.1 million do not expire.

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

We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the United States recently enacted the Inflation Reduction Act of 2022, which imposes a 1% non-deductible excise tax on certain stock buybacks and a 15% alternative minimum tax on global adjusted financial statement income. In addition, beginning in 2022, the Tax Act eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years, and this requirement may impact our effective tax rate and our cash tax liability in future years. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax that is being adopted by several countries, with implementation beginning in 2024. Any of these developments or changes in U.S. federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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

Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize EDG-5506, our lead product candidate. We are investing the majority of our efforts and financial resources in the research and development of EDG-5506. EDG-5506 is in advanced clinical trials in patients with Becker, Duchenne, and Limb-Girdle muscular dystrophies as well as McArdle Disease.

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

In addition to EDG-5506, our prospects depend in part upon developing and commercializing EDG -7500 and product candidates from our EDG-003 cardiometabolic discovery program and discovering, developing and commercializing product candidates in future programs, which may fail or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for and commercialize EDG-7500, product candidates from our research program currently focused on cardiometabolic indications, or EDG-003, and our lead product candidate, EDG-5506. EDG-7500 is currently in a Phase 1 trial. We have paused the development of EDG-5440, having completed IND-enabling studies, given the favorable profile of EDG-5506 to date. However, research and development related to novel therapeutics is inherently risky. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

Although we have announced positive results from our preclinical studies and clinical trials, our product candidates’ risk of failure is high and it is impossible to predict when or if EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program or any other product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate with substantial evidence the safety and efficacy of such product candidates.

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

Patients in our ongoing and planned clinical trials may in the future suffer other adverse events or other side effects not observed in our preclinical studies or previous clinical trials. For example, in the single ascending dose trial for EDG-5506, dose limiting somnolence was observed at the 135 mg level. In addition, in the MAD trial for EDG-5506, the most common adverse events were dizziness and somnolence, all of which were mild and transient. In the Phase 1b clinical trial, the most common adverse event was dizziness, which was mild and transient and in the ARCH study of EDG-5506 in adults with Becker, the most common adverse events were dizziness and somnolence, which were generally mild and transient. EDG-5506 or other product candidates may be used in pediatric populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if EDG-5506 is studied in combination with other therapies, it may exacerbate adverse events associated with the therapy. Patients treated with EDG-5506 or our other product candidates may also be undergoing other therapies which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses, which could occur either during the course of our clinical trials or after participating in such clinical trials.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. Although we have announced positive results from our preclinical studies and clinical trials, we do not know whether EDG-5506 or EDG-7500 will perform in current or future clinical trials as EDG-5506 has performed in preclinical studies or earlier clinical trials, nor do we know whether any product candidate in our EDG-003 cardiometabolic discovery program will perform in current or future preclinical studies or future clinical trials as it has in prior preclinical studies. Product candidates in clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

We are currently focusing the majority of our resources and efforts on developing EDG-5506. As a result, because we have limited resources, we may forgo or delay the pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential, including EDG-7500 and product candidates from our EDG-003 cardiometabolic discovery program. In addition, while we currently have multiple compounds in our programs, we are focusing our efforts on select product candidates from each of these programs to develop as lead product candidates in each program. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for EDG-5506, EDG-7500 and our EDG-003 cardiometabolic discovery program may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for EDG-5506, EDG-7500 or the product candidates we are currently researching, such as those from our EDG-003 cardiometabolic discovery program, we may relinquish valuable rights to our product candidates or programs through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

With EDG-5506, we expect to face competition from existing products and products in development. Approximately 70% of patients with Duchenne are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. and prednisone is also FDA-approved and is marketed by multiple companies. In March 2022, Santhera Pharmaceuticals in collaboration with ReveraGen Biopharma, commenced the new drug application (NDA) filing as a rolling submission for vamorolone, a steroid therapy for Duchenne. In October 2023, FDA granted Agamree (vomorolone) approval in Duchenne patients 2 years and older and Catalyst Pharmaceuticals, Inc. will be commercializing this product in the US following its North America exclusive license deal with Santhera. In addition, there are four FDA conditionally approved exon skipping drugs: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked PMOs approved for the treatment of Duchenne patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of Duchenne patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. In June 2022, PTC Therapeutics presented new topline results with Translarna (ataluren), for patients with nonsense mutation Duchenne, a subset of the disease that impacts between 10% and 15% of patients. It remains unclear if the data will lead to U.S. FDA approval of Translarna, for which the company plans to engage with the FDA and submit an NDA in the future. Translarna has been conditionally approved in the European Union and Brazil for ambulatory patients aged 2 years and older with Duchenne resulting from a nonsense mutation in the dystrophin gene. However, it remains unclear whether Translarna will remain commercially available given in September 2023, the Committee for Medicinal Products for Human Use (CHMP) of the EMA delivered a negative opinion on the conversion of the conditional marketing authorization to full marketing authorization as well as the renewal of the existing conditional authorization of Translarna. In June 2023, the U.S. FDA approved Sarepta’s Biologics License Application seeking accelerated approval of their microdystrophin gene therapy, Elevidys (delandistrogene moxeparvovec), for the treatment of ambulant individuals with Duchenne. Other companies focused on developing genetic based therapies for Duchenne that target dystrophin mechanisms include Pfizer Inc., Solid Biosciences Inc., Genethon, PepGen, Dyne Therapeutics, Avidity Biosciences, REGENXBIO, and Entrada Therapeutics. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics.

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

In the field of targeted precision medicines intended to address the molecular underpinnings of HCM, competitors include BMS, LianBio, Cytokinetics, Imbria Pharmaceuticals, and Celltrion. BMS markets Camzyos (mavacamten), a CMI intended for the treatment of adults with symptomatic NYHA class II-III oHCM. In April of 2023, LianBio announced positive topline results from the Phase 3 EXPLORER-CN trial investigating mavacamten for the treatment of Chinese patients with symptomatic obstructive hypertrophic cardiomyopathy (oHCM). To date, Camzyos (mavacamten) has secured marketing approvals in the US, Europe, and other countries across five continents. Cytokinetics is also developing a CMI, aficamten (CK-274), which is currently in a Phase 3 study in oHCM patients. BMS and Cytokinetics are also exploring their respective CMIs in ongoing Phase 3 and Phase 2 nHCM studies, respectively. Cytokinetics and BMS are also developing next generation CMIs, CK-271 and MYK-224, respectively.

Non-CMI targeting drugs in development include IMB-101(Imbria Pharmaceuticals), a free fatty acid receptor antagonist currently in Phase 2 and CT-G20 (Celltrion), an anti-arrhythmic cibenzoline succinate currently in a Phase 1 oHCM study. A gene therapy approach, TN-201, a myosin binding protein C3-targeting gene therapy candidate being developed by Tenaya Therapeutics for genetic HCM, is currently in Phase 1b. We are aware of several preclinical HCM programs including:JN-210, a microRNA activating gene therapy approach being developed by Jaan Biotherapeutics; AVB-601, a gene therapy approach being developed by Solid Bio for genetic HCM; CDR348T and CDR641L, both are non-coding RNA-based therapies being developed by Cardior Pharmaceuticals. We are also aware of several early-stage preclinical HCM assets being developed by DiNAQOR in collaboration with BioMarin Pharmaceuticals (BMN-293/DINA-001) and Lexeo Therapeutics (LX2022), both are gene therapy approaches for genetic HCM.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program or any other product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

Connecticut and Virginia have also enacted legislation similar to the CCPA and the CPA that have taken effect in 2023; Utah has enacted similar legislation that will take effect on December 31, 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that takes effect in 2024; Delaware, Iowa, and Tennessee have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will take effect in 2026.

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

Disruptions at the FDA and other agencies, including delays or disruptions due to the COVID-19 pandemic or other public health emergencies, travel restrictions, staffing shortages, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Absent the passage of a federal government spending bill, a similar shutdown will begin in November 2023. Separately, in response to the COVID-19 pandemic, most foreign and domestic inspections of facilities were temporarily placed on hold. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. If any prolonged government shutdown or disruption occurs, including due to any public health emergencies, resurgence in COVID-19 cases, travel restrictions, COVID-19-related policies, staffing shortages or public health reasons, it could significantly impact the ability of the FDA and other regulatory authorities to timely review and process our regulatory submissions and provide feedback on our clinical development plans, which could have a material adverse effect on our business and our anticipated timelines. Further, future government shutdowns or disruptions to normal operations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of September 30, 2023, we had 80 full-time employees. Of these employees, 61 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;
●	managing our internal development efforts effectively, including the clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process for EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any other product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of our research and development, clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. For example, in 2019, one of our CROs experienced a cybersecurity breach which resulted in unauthorized access to certain of our preclinical data. Additionally, in 2023, one of our CROs experienced a cyber-attack for which an investigation found that no unauthorized access to Edgewise data occurred in connection with this event. We have received phishing attacks, and companies have, in general, experienced an increase in phishing and social engineering attacks from third parties in connection with the increase in remote working, which has increased these and other cybersecurity risks. Additionally, cybersecurity researchers have observed increased cyberattack activity, and warned of heightened risks of cyberattacks, in connection with the military conflict in Ukraine. Any disruption or security incident resulting in any loss, destruction, unavailability, alteration, disclosure, disruption or dissemination of, or damage or unauthorized access to, our applications, any other data processed or maintained on our behalf or other assets, or for it to be believed or reported that any of these occurred, could cause us to incur liability, financial harm and reputational damage and could contribute to delays in the development and commercialization of our product candidates. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns in systems or will prevent, or have prevented, other cyber incidents that could disrupt our programs and operations and the development of our product candidates or result in loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data and other data processed or maintained on our behalf or other assets, any of which could have a material adverse effect upon our reputation, business, operations or financial condition. Any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure, dissemination, or other processing of, personal information, including personal information regarding our clinical trial subjects or employees, or the perception that any such event has occurred, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Our business is subject to risks associated with business operations we conduct internationally, as well as indirect impacts from our relationships with collaborators, partners, or contractors who conduct business internationally. We may seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements and reimbursement regimes in foreign countries, including changes in existing regulatory requirements and implementation of new regulatory requirements or policies that impact our clinical development and business operations in foreign countries;
●	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from preclinical studies or clinical trials;
●	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the FCPA or comparable foreign regulations;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	impact of the COVID-19 pandemic or other public health concerns on our ability to produce our product candidates and conduct clinical trials in foreign countries;
●	production or supply shortages or other disruptions resulting from any events affecting raw material supply or manufacturing capabilities abroad, including, but not limited to, impacts due to the ongoing Ukraine-Russia war, addition of certain suppliers or companies to the Unverified List or other export restrictions under the Export Administration Regulations, implementation of other export controls, restrictions or sanctions that can impact the supply chain, our business, or business operations of our suppliers, contractors or partners; and
●	business interruptions resulting from geo-political actions, including war, such as the ongoing war in Ukraine and the Israel-Hamas war, other regional or geo-political conflicts, and terrorism.

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

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or the patent applications of any licensor will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties.

Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our and any licensor’s proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.

We cannot be certain that the claims in our U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or that of any licensor, will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that issued claims will not be found invalid or unenforceable if challenged.

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

The patent prosecution process is also expensive and time-consuming, and we and any licensor may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we or any licensor will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications and those of any licensor may not result in patents being issued which protect our product candidates or which effectively prevent others from commercializing competitive product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own or in-license currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether our product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents or the patents of any licensors by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents or the patents of any licensor may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review (PGR) and inter partes review (IPR), or other similar proceedings challenging our owned patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents or the patents of any licensor may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications and those of any licensor. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of any licensor is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to develop products that are similar to our product candidates but that are not covered by the claims of the patents that we own or license;
●	we or any licensor or collaborators might not have been the first to make the inventions covered by the patent applications that we own or license;
●	we or any licensor or collaborators might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that the pending patent applications we own or license will not lead to issued patents;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	the patents of others may have an adverse effect on our business; and
●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such intellectual property.

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

Many pharmaceutical companies, biotechnology companies, and academic institutions may have patents and patent applications potentially relevant to our business. We may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders, for example, in order to avoid infringing these third-party patents. We entered into a license agreement with The Ohio State Innovation Foundation pursuant to which we acquired the exclusive right to certain patents and patent applications in the field of muscular diseases/disorders; on July 27, 2023, we provided notice to the Ohio State Innovation Foundation to terminate the license agreement because the licensed technology is no longer relevant to the Company’s business. The license agreement was terminated, effective October 25, 2023. We may also require licenses from third parties for certain technologies for use with future product candidates. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may be involved in lawsuits to protect or enforce our patents or any licensor’s patents, which could be expensive, time consuming and unsuccessful. Further, our issued patents or any licensor’s patents could be found invalid or unenforceable if challenged in court.

Competitors may infringe our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or in-license is not valid, is unenforceable and/or is not infringed. If we or any of our potential future collaborators were to initiate legal proceedings against a third-party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patent or the patent of any licensor is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of sufficient written description, non-enablement, or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

Third parties may also raise similar invalidity claims before the USPTO or patent offices abroad, even outside the context of litigation. Such mechanisms include re-examination, PGR, IPR, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). The outcome following legal assertions of invalidity and/or unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, any licensor, and the patent examiners are unaware during prosecution. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or the patents and patent applications of any licensor, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. If a third-party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or proprietary drug discovery platform, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of any licensor is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

In Europe, as of June 1, 2023, European applications and patents may be subjected to the jurisdiction of the Unified Patent Court (UPC). Also, European applications now have the option, upon grant of a patent, of becoming a Unitary Patent which is subject to the jurisdiction of the UPC. This may be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. As a single court system can invalidate a European patent, we, where applicable may opt out of the UPC, and as such, each European patent would need to be challenged in each individual country.

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

Derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of any licensor. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our product candidates to market.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents or those of any licensor may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments). The Hatch- Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of any licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or any future licensors’ patents or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents or the patents of any licensors at risk of being invalidated or interpreted narrowly and our patent applications or the patent applications of any licensor at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

In Europe, as of June 1, 2023, European applications and patents may be subjected to the jurisdiction of the Unified Patent Court (UPC). Also, European applications now have the option, upon grant of a patent, of becoming a Unitary Patent which is subject to the jurisdiction of the UPC. This may be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. As a single court system can invalidate a European patent, we, where applicable may opt out of the UPC, and as such, each European patent would need to be challenged in each individual country.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by regulations and governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents and/or applications and those of any licensors. We have systems in place to remind us to pay these fees, and we rely on our outside patent annuity service to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business.

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

We entered into a license agreement with The Ohio State Innovation Foundation pursuant to which we acquired the exclusive right to certain patents and patent applications in the field of muscular diseases/disorders. On July 27, 2023, we provided notice to the Ohio State Innovation Foundation to terminate the license agreement because the licensed technology is no longer relevant to the Company’s business. The license agreement was terminated, effective October 25, 2023. We may enter into additional license agreements in the future with others to advance our research or allow commercialization of product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future.

In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. In such an event, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If any licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected.

Any licensor may have relied on third-party consultants or collaborators or on funds from third parties such that any licensor are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with any licensors, we could lose license rights that are important to our business.

Disputes may arise between us and future licensors or potential licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	our right to sublicense patents and other rights to third parties;
●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●	our right to transfer or assign the license;
●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by any licensors and us and our partners; and
●	the priority of invention of patented technology.

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

In spite of our best efforts, any licensor or potential licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

The patent protection and patent prosecution for some of our product candidates may be dependent on third parties.

While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to our product candidates, there may be times when the filing and prosecution activities for patents relating to our product candidates are controlled by any licensors or collaboration partners. If any licensors or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, any licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and cost of, and level of investment in, research and development activities relating to our current product candidates and any future product candidates and research-stage programs, which will change from time to time;
●	our ability to enroll patients in clinical trials and the timing of enrollment;
●	the cost of manufacturing our current product candidates and any future product candidates, which may vary depending on FDA, EMA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
●	expenditures that we will or may incur to acquire or develop additional product candidates and technologies or other assets;
●	the timing and outcomes of clinical trials for EDG-5506, EDG-7500 and any of our other product candidates, or competing product candidates;
●	the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
●	competition from existing and potential future products that compete with EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates or programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
●	any delays in regulatory review or approval of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program or any of our other product candidates;
●	the level of demand for EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates, if approved, which may fluctuate significantly and be difficult to predict;
●	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with EDG-5506 and any of our other product candidates;

●	our ability to commercialize EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
●	our ability to establish and maintain collaborations, licensing or other arrangements;
●	our ability to adequately support future growth;
●	potential unforeseen business disruptions that increase our costs or expenses;
●	future accounting pronouncements or changes in our accounting policies;
●	the changing and volatile global economic and political environment; and
●	increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trial and other related business activities.

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

As of September 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 80.7% of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

If we are unable to meet the continued listing requirements of the Nasdaq, the Nasdaq may delist our common stock.

On July 10, 2023, we received a notice (Notice) from the Nasdaq stating that we are no longer in compliance with the Nasdaq Listing Rule 5605, including the Nasdaq Listing Rule 5605(c)(2), which requires the Audit Committee to consist of at least three members, each of whom must be an independent director under the Nasdaq Listing Rules and meet the heightened independence standards for audit committee members under the Nasdaq Listing Rules and the Exchange Act.

The Notice indicates that, consistent with the Nasdaq Listing Rule 5605(c)(4), the Nasdaq is providing us with a cure period to regain compliance as follows: (i) until the earlier of our next annual shareholders’ meeting or June 19, 2024; or (ii) if the next annual shareholders’ meeting is held before December 18, 2023, then we must evidence compliance no later than December 18, 2023. In the event we do not regain compliance by this date, the Nasdaq Listing Rules require the Nasdaq’s Staff to provide written notification to us that our securities will be delisted.

Although we intend to regain compliance with the Nasdaq Listing Rule 5605(c)(2) prior to the expiration of the applicable cure period granted under the Nasdaq Listing Rule 5605(c)(4), in the event we do not regain compliance by this date, the Nasdaq Listing Rules require the Nasdaq’s Staff to provide written notification to us that our securities will be delisted. If we receive such a delisting notification, we may either apply for listing on The Nasdaq Capital Market, provided we meet the continued listing requirements of that market, or appeal the decision to a Nasdaq Hearings Panel.

If in the future we are unable to maintain our listing on Nasdaq for any reason, it may become more difficult for our stockholders to sell our stock in the public market and the price of our common stock may be adversely affected due to the likelihood of decreased liquidity.

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

Date: November 9, 2023

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ R. Michael Carruthers
Name:	R. Michael Carruthers
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)