Form 10-K
period 2023-12-31
Edgewise Therapeutics, Inc.
filed 2024-02-22
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of registrant’s common equity held by non-affiliates of registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $386.0 million, based upon the closing sale price of the common stock as reported on The Nasdaq Global Select Market.

As of January 31, 2024, there were 93,110,623 of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement for the 2024 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “likely,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the safety and efficacy, and the ability of our preclinical studies and clinical trials to demonstrate the safety and efficacy, of our product candidates, and other positive results;
●	our ability to utilize our proprietary drug discovery platform to develop a pipeline of product candidates to address muscle diseases;
●	the timing, progress and results of preclinical studies and clinical trials for EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, potential registrational studies or cohorts and our research and development programs;
●	the timing, scope and likelihood of domestic and foreign regulatory filings and approvals, including timing of final U.S. Food & Drug Administration (FDA) approval of or Investigational New Drugs of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any other future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization, operations and marketing capabilities, relationships with other businesses and other business strategies, systems and relationships;
●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
●	the need to hire additional personnel and our ability to attract and retain such personnel;
●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting and our expectations regarding the implementation of newborn screening for muscular dystrophy;
●	our expectations regarding the approval and use of our product candidates in combination with other drugs;
●	our competitive position and the success of competing product candidates and therapies that are or may become available;
●	our estimates of the number of patients that we will enroll in our clinical trials;
●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects, of our product candidates;

●	our ability to obtain and maintain regulatory approval of our product candidates, and the timing or likelihood of regulatory filings and approvals, including our expectations to maintain the Orphan Drug Designation (ODD) and Rare Pediatric Disease Designation (RPDD) for EDG-5506 and our expectation to seek special designations for our other product candidates;
●	our plans relating to the further development of our product candidates, including additional indications we may pursue;
●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;
●	our expectations regarding the impact of the COVID-19 pandemic on our business;
●	our expectations regarding the impact of the Russia/Ukraine and Israel/Hamas conflicts on our business;
●	our expectations regarding the impact of instability in the U.S. banking and financial services sector and other macroeconomic trends;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	our continued reliance on third parties to conduct additional preclinical studies and planned clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
●	our relationships with patient advocacy groups, key opinion leaders, regulators, the research community and payors;
●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	the pricing and reimbursement of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, if approved;
●	the rate and degree of market acceptance and clinical utility of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing which may be impacted by many factors including inflation;
●	our financial performance;
●	the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	the Company’s plans to regain compliance with the Nasdaq Listing Rules;
●	the impact of laws and regulations; and

●	our expectations regarding the period during which we will qualify as an emerging growth company under The Jumpstart Our Business Startups Act of 2012 and a smaller reporting company under the Securities Exchange Act of 1934, as amended.

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

PART I

Item 1. Business

Overview

Our mission is to discover new medicines that improve the lives of people facing serious muscle disease.

At Edgewise, patients are at the core of everything we do. We recognize that for patients with rare and debilitating diseases, every day without an effective treatment is a day too late and we are driven by this urgency to evolve disease knowledge with an aim to develop novel precision medicines for severe muscle diseases. Since our inception in 2017, our precision medicine muscle platform has generated several programs to address a variety of muscle diseases. We are advancing two clinical-stage programs and a number of preclinical programs.

The Company’s deep expertise in muscle physiology is driving a new generation of first-in-class therapeutics. EDG-5506 is an orally administered skeletal myosin inhibitor in multiple phase 2 clinical trials, including a pivotal cohort, in patients with either Becker, Duchenne, and Limb-Girdle muscular dystrophies or McArdle Disease. EDG-7500, currently in a Phase 1 trial, is a novel cardiac sarcomere modulator for the treatment of hypertrophic cardiomyopathy (HCM) and other disorders of cardiac diastolic dysfunction. We are also continuing to advance preclinical exploration, including novel cardiometabolic targets.

As a clinical-stage biopharmaceutical company we are focused on the discovery, development and commercialization of innovative treatments for severe muscle diseases for which there is significant unmet medical need. Guided by our holistic drug discovery approach to targeting the muscle as an organ, we have combined our foundational expertise in muscle biology and small molecule engineering to build our proprietary, muscle focused drug discovery platform. Our platform utilizes custom-built high throughput and translatable systems that measure integrated muscle function in whole organ extracts to identify small molecule precision medicines regulating key proteins in muscle tissue, initially focused on addressing rare neuromuscular and cardiac diseases. We have developed and characterized a library of novel sarcomere modulators exhibiting a broad range of pharmacological and pharmacokinetic (PK) properties regulating disease-related muscle biology.

Our lead product candidate, EDG-5506, is an orally administered allosteric, selective, fast myofiber (type II) myosin small molecule inhibitor designed to address the root cause of dystrophinopathies including Duchenne muscular dystrophy (Duchenne) and Becker muscular dystrophy (Becker). Both of these disorders are rare and often debilitating diseases, and we estimate that in the US, EU-5 and Japan there are approximately 35,000 Duchenne patients and approximately 12,000 Becker patients. There are currently no approved therapies for individuals with Becker.

As a selective fast myosin inhibitor, EDG-5506 presents a novel mechanism of action designed to selectively limit injurious stress caused by lack of dystrophin by moderating fast skeletal muscle myosin force development and thereby compensating for the absence of functional dystrophin. Our preclinical data with EDG-5506 in animal models of muscular dystrophy demonstrated that selective regulation of fast (type II) myofiber contraction protected muscle from damage, reduced systemic fibrosis and improved measures of muscle function including strength and ability to engage in physical activities, which we believe may provide evidence of a disease modifying effect. A unique observation from our preclinical work is that EDG-5506 led to pronounced prevention of cardiac fibrosis. This is a highly relevant finding, particularly if replicated in clinical observations, since cardiac myopathy is a major driver of mortality in both Duchenne and Becker. We believe EDG-5506 has potential therapeutic utility as either a standalone or combination therapy for patients suffering from rare muscular dystrophies, if approved.

We have advanced EDG-5506 through the clinic including completing a Phase 1 trial evaluating safety, tolerability, PK and pharmacodynamics of EDG-5506 in adult healthy volunteers (Phase 1a) and in adults with Becker (Phase 1b). In ARCH, an open-label, single-center trial assessing long-term safety and PK, decreases in biomarkers of muscle damage and trends toward improvement in North Star Ambulatory Assessment (NSAA) have been observed following 12 months of treatment with EDG-5506. We have completed enrollment of the Phase 2 trial cohorts, called CANYON, evaluating safety and effects on function and biomarkers of muscle damage in adult males with Becker, which has been expanded to include an additional 120 adult participants in a pivotal cohort called GRAND CANYON, which is currently enrolling. The Company is also continuing to advance the fully enrolled DUNE Phase 2 exercise challenge study, to evaluate the effect of EDG-5506 on biomarkers of muscle damage following exercise in adults with LGMD2I, Becker or McArdle disease at a single site in Denmark. In Duchenne, we are advancing our Phase 2 studies, LYNX and FOX, both assessing safety, PK and biomarkers of muscle damage in individuals with Duchenne and for the purpose to identify a dose of EDG-5506 that will reduce biomarkers of muscle damage and has the potential to provide functional benefit to patients in a Phase 3 trial. Additionally, we added a new cohort to LYNX to include children aged four to seven years with Duchenne who are not currently treated with corticosteroids.

The FDA granted EDG-5506 Fast Track designation for the treatment of Duchenne in February 2024, and Orphan Drug Designation (ODD) for the treatment of Duchenne and Becker and Rare Pediatric Disease Designation (RPDD) for the treatment of Duchenne in November 2023. The FDA previously granted Fast Track designation for EDG-5506 for the treatment of Becker. The FDA previously granted Fast Track designation for the investigation and development of EDG-5506 for the treatment of Becker.

We have also evolved a second muscle-targeted initiative that focuses on the identification of novel cardiac muscle modulators. We are initially pursuing our lead product candidate, EDG-7500, for the treatment of HCM in addition to exploring the potential of its novel mechanism in the treatment of disorders of diastolic dysfunction. In September 2023, we announced initial dosing in a Phase 1 trial of EDG-7500 which is assessing the tolerability, PK, and pharmacodynamics of EDG-7500 in healthy adults. The Company is also planning to begin single dose and multiple dose Phase 2 studies of EDG-7500 in individuals with obstructive HCM in the first half of 2024, as well as initiating an open-label extension trial in the fourth quarter of 2024 evaluating the long-term safety, tolerability, and treatment effects of EDG-7500.

Additionally, our EDG-003 discovery program is exploring the potential of other unique and novel mechanisms to address a variety of disorders, including cardiometabolic disease. We believe our programs also offer substantial opportunities for us to expand into other severe muscle diseases for which there are limited or no approved treatments.

Our Pipeline

Using our proprietary drug discovery platform, we are developing a pipeline of precision medicine product candidates that target key muscle proteins and modulators to address a broad array of muscle diseases. We have retained global development and commercialization rights to all of our programs. Our current pipeline is summarized below.

Our History and Team

We have assembled an experienced and highly motivated management team with a strong track record in the biotechnology and pharmaceutical industry. We are focused on building a leading, patient-centric, fully integrated global muscle disease company. Members of our team have extensive expertise in muscle diseases, small molecule drug discovery and development and patient advocacy with proven track records at organizations including Alexion, Amgen, Array Biopharma, Catabasis, Cytokinetics, Genzyme, GlaxoSmithKline, Parent Project Muscular Dystrophy, Pfizer, Biogen and MyoKardia.

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

Michael Carruthers, our Chief Medical Officer, Joanne Donovan, M.D., Ph.D., and our General Counsel, John Moore, each have more than 15 years of experience in drug research, clinical development, regulatory affairs, manufacturing, business development and commercialization of novel medicines, particularly in a range of devastating rare diseases. Additionally, we appointed Marc Semigran, M.D., as Chief Development Officer. Dr. Semigran previously served as Chief Medical Officer and Senior Vice President of medical science at MyoKardia and as Chief Medical Officer of Renovacor. Dr. Semigran brings considerable clinical development and translational medicine experience as we advance our novel cardiac program through clinical development.

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

As a private company, we raised $160.7 million from leading institutional investors which include OrbiMed, Novo Holdings A/S, U.S. Venture Partners (USVP), Deerfield Management, Viking Global Investors, New Leaf Ventures, Janus Henderson Investors, RA Capital Management, Cormorant Asset Management, Logos Capital, Wellington Management, CureDuchenne Ventures and an undisclosed institutional investor. We also raised $186.1 million in net proceeds from our initial public offering in March 2021, $129.2 million in net proceeds from our follow-on public offering in September 2022 (the September 2022 Offering) and $240 million in gross proceeds from our underwritten registered direct offering in January 2024 (the January 2024 Offering).

Our Strategy

Our vision is to improve the lives of patients and families suffering from severe muscle diseases by building the world’s leading muscle-focused, biopharmaceutical company. Key components of our strategy to achieve this vision include:

●	Engaging comprehensively with patients, their families and their physicians to develop trusted relationships, transparent communications, and become a leader in the rare muscle disease communities. By positioning ourselves as a trusted partner that moves with thoughtful urgency, we will continue to work to understand the needs of patients in order to inform our development of EDG-5506, EDG-7500 and other programs for severe muscle diseases. We continue to seek to better appreciate the burden of disease from the patient perspective, understand the current standard of care and unmet needs in managing the disease and learn what is most meaningful to patients.
●	Leveraging clinical and regulatory precedents and our extensive experience in severe muscle diseases to rapidly advance EDG-5506 through clinical development in muscular dystrophies. EDG-5506 is an orally administered small molecule designed to prevent contraction-induced muscle damage in dystrophinopathies including Duchenne and Becker. EDG-5506 presents a novel mechanism of action designed to selectively limit the exaggerated muscle damage caused by the absence or loss of functional dystrophin. By minimizing the progressive muscle damage that leads to functional impairment, EDG-5506 has the potential to benefit a broad range of patients suffering from debilitating neuromuscular disorders. Its unique mechanism of action provides the potential to establish EDG-5506 as a foundational therapy in dystrophinopathies, either as a single agent therapy or in combination with available therapies and those in development. We are advancing EDG-5506 through the clinic including completing enrollment of Phase 2 trial cohorts, called CANYON, evaluating safety and effects on function and biomarkers of muscle damage in adult males with Becker, which has been expanded to include an additional 120 adult participants in a pivotal cohort called GRAND CANYON, which is currently enrolling. In Duchenne, we are advancing our Phase 2 clinical trials, LYNX, assessing safety, PK and biomarkers of muscle damage, and FOX, which includes children and adolescents previously treated with gene therapy. We are also exploring the impact that fast skeletal myosin regulation may have on other skeletal muscle disorders common in adults, including slower-onset forms of muscle myopathies such as Limb-girdle muscular dystrophy (LGMD).

●	Leveraging our deep expertise in muscle-disease therapeutics to expand our pipeline, advancing EDG-7500 into the clinic for the treatment of HCM and other diseases of diastolic dysfunction. EDG-7500 is a first-in-class oral, selective, cardiac sarcomere modulator intended for the treatment of HCM and other diseases of cardiac diastolic dysfunction. The compound is designed to slow early contraction velocity and improve impaired cardiac relaxation. This novel mechanism is anticipated to have a broad therapeutic index that may facilitate fixed dosing and minimize monitoring during treatment. Preclinical data of EDG-7500 support beneficial activity in animal models of both obstructive and non-obstructive HCM with diastolic benefit and minimal changes in left ventricular systolic performance in a range of preclinical experiments. We are currently enrolling a randomized, double-blind, placebo-controlled, single and multiple ascending dose Phase 1 trial evaluating safety, tolerability, PK and pharmacodynamics in healthy adults. Further, we are planning to begin a Phase 2 trial of EDG-7500 in individuals with obstructive HCM in the first half of 2024 and expect Phase 1 data in healthy volunteers and individuals with obstructive HCM in the third quarter of 2024.
●	Investing in our precision medicine drug discovery platform to fuel the development of novel targeted therapies to expand our pipeline into additional skeletal and cardiac muscle diseases. Building upon our success in designing small molecule inhibitors of fast skeletal myosin, we are leveraging our proprietary drug discovery platform and capabilities to create precision medicines for muscle diseases with high levels of unmet need. In addition to EDG-5506 and EDG-7500, we are also advancing our preclinical program, EDG-003, directed to cardiometabolic targets.
●	Integrating our scientific expertise, development capabilities and growing network of patient advocacy groups and collaborators to develop novel therapies addressing muscle diseases with the highest unmet need. Our company was founded based on an in-depth understanding of muscle disease and integrative physiology, coupled with our strong drug discovery capabilities and a desire to improve the lives of patients with severe muscle diseases. In addition to this expertise, we have established a growing network of key stakeholders, including patient advocacy groups, healthcare professionals, key opinion leaders, research institutions, regulators and payors, to ensure our efforts remain guided by the needs of patients suffering from severe muscle diseases. We will continue to work closely with these collaborators to inform our development programs and strategies to potentially bring transformational therapies to these communities as we build a patient-centric organization.
●	Opportunistically evaluating strategic collaborations and asset acquisition opportunities to accelerate development and commercialization timelines as well as potentially expand our pipeline within our core therapeutic areas. We have retained global development and commercialization rights to all of our programs and intend to maximize their commercial opportunity across global markets. We plan to collaborate on product candidates that we believe have promising utility in disease areas or patient populations that are better served by the resources or specific expertise of other biopharmaceutical companies. We currently intend to build a focused commercial organization in the United States to market any of our drug candidates that are approved. Outside the United States, we will evaluate strategic opportunities to maximize the commercial potential of our product candidates with collaborators whose development and commercial capabilities complement our own. We will also evaluate select external opportunities to strategically expand our pipeline.

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

Our Programs

EDG-5506 for Treatment of Patients with Duchenne and Becker

Overview

We are developing a muscle fiber stabilizing therapy that represents a novel mechanistic approach designed to address the root cause of dystrophin deficient muscular dystrophies. EDG-5506, our most advanced product candidate, is an orally administered, allosteric, selective, fast myofiber (type II) myosin inhibitor that is designed to be inactive against slow myofiber (type I) myosin present in both skeletal muscle and the heart. Our preclinical data for EDG-5506 in animal models with muscular dystrophy demonstrated that selective regulation of fast (type II) myofiber contraction protected muscle from damage, decreased systemic fibrosis and improved measures of muscle function including strength and physical activity. EDG-5506 was evaluated in a Phase 1 clinical trial designed to assess the safety, tolerability, and PK of EDG-5506 in adult healthy volunteers (HVs) (Phase 1a) and in adults with Becker (Phase 1b). Our Phase 1a data in HVs demonstrated that EDG-5506 was generally well-tolerated and amenable to daily dosing. Our Phase 1b data in Becker individuals demonstrated proof of concept by showing a significant reduction in key biomarkers of muscle damage. We also initiated a Phase 2 clinical trial in individuals with Becker in July 2022, a potentially registrational cohort in September 2023, a Phase 2 dose-finding clinical trial in children with Duchenne in October 2022 and a Phase 2 clinical trial in children and adolescents with Duchenne who have been previously treated with gene therapy in October 2023. Type II myosin inhibition prevents muscle damage via a blockade of the biophysical stress response during normal muscle contractile activity thus stabilizing the muscle and protecting the muscle from damage. As such, it is a potentially complementary approach to dystrophin replacement strategies which stabilize muscle through the re-expression of a truncated but not fully functional dystrophin.

Absence of dystrophin in Duchenne causes muscle fiber membrane stress when muscles contract, leading to myofiber damage. By enhancing muscle stability and decreasing muscle damage, we believe EDG-5506 has the potential to improve outcomes across a broad range of Duchenne patients when used as a single agent. EDG-5506 may also provide a synergistic or additive effect in combination with available therapies and therapies currently in development, including dystrophin replacement gene therapies.

Disease Background

Duchenne and Becker are marked by an absence (Duchenne) or truncation (Becker) of the dystrophin protein resulting from mutations in the dystrophin gene. Approximately 65% of mutations of the Duchenne gene are deletions of one or several exons, the coding sections of an RNA transcript, or the DNA encoding it, that are ultimately translated into dystrophin protein. Approximately 10% of mutations are duplications of exons and approximately 15% are single point mutations. Dystrophin provides a structural link between the contractile elements (actin and myosin filaments) of the sarcomere and the basement membrane of the myofibers (muscle cell). Absence of dystrophin leads to myofiber membrane stress during normal sarcomere contraction resulting in an influx of calcium through the myofiber membrane resulting in hypercontraction, irreversible sarcomeric collapse and myofiber degeneration. Myofiber regeneration is possible but appears to fail over time as Duchenne/Becker patients get older and the muscle stem cell (satellite cell) machinery is exhausted. Fatty and fibrotic tissue then accumulate and replace normal muscle contractile tissue thus compromising function such that patients have progressive and permanent muscle weakness. Circumventing the loss of dystrophin’s structural function may prevent myofiber damage and preserve skeletal muscle function in Duchenne/Becker.

Duchenne and Becker are classified as orphan diseases in the United States and Europe. We estimate that Duchenne occurs in approximately one in every 3,500 to 5,000 live male births and that the patient population is approximately 12,000 to 15,000 in the United States and approximately 25,000 in Europe. Becker has a much lower incidence of approximately 1 in every 18,450 live male births. We estimate there are about 5,000 patients with Becker in the United States, with similar numbers estimated in Europe.

Duchenne Muscular Dystrophy

Duchenne is a monogenic, X-linked muscle disease secondary to mutations in the dystrophin gene with mortality at a median age of approximately 30 years. Duchenne pathophysiology is driven by the absence of dystrophin which normally functions as a structural protein in muscle. Once myofiber degeneration is initiated, regeneration typically follows. However, in Duchenne, the regenerative process appears to fail over time as patients get older leading to fibrosis and progressive loss of muscle function with severe disability and early death.

Duchenne predominantly occurs in boys and typically presents at three to five years of age through observation of missed functional milestones and Gowers’ sign (a finding from a medical examination that identifies weakness of the proximal hip muscles) due to symmetrical, proximal weakness in selective muscle groups in combination with calf hypertrophy and CK, a plasma protein biomarker linked to muscle damage, >10 times normal. Systemically circulating biomarkers of myofiber degeneration, such as CK and troponin I are significantly elevated from birth with maximal levels at approximately two years of age. Levels decrease with time, presumably as muscle mass is lost.

Loss of Ambulation

Clinical manifestations occur in a predictable pattern of loss of functional milestones: ability to rise from the floor, ability to climb stairs, ability to walk, upper limb function and respiratory function. Typically, boys begin to lose the ability to rise from the floor between the ages of seven and nine, with the loss of the ability to climb stairs shortly thereafter and loss of ambulation as early as 10 years of age. Nearly all boys with Duchenne will require the use of a wheelchair by the time they are young teens.

Impacts on Upper Limb Function

Even while ambulant, loss of upper limb function begins around age eight and continues to decline, with Duchenne patients struggling to raise their arms above their head in their early teens, which impairs daily activities such as getting clothes on over their head independently or reaching for an object overhead. Loss of upper limb muscle function continues with disease progression, and in their teens patients may lose the ability to independently lift objects to their face, self-feed, use a phone/computer or control a motorized wheelchair. The serious disability due to the loss of key upper limb functions dramatically impacts activities of daily living in Duchenne patients still in their early teenage years.

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

Cardiac Complications

The loss of dystrophin leads to cardiovascular disease in most Duchenne patients. These patients typically develop cardiac features between the ages of 10 and 15 years. The cardiac disease is generally progressive and as cardiac function worsens, patients present with dilated cardiomyopathy (DCM) and clinical heart failure. Since Duchenne patients in their teens are non-ambulatory, identification of traditional heart failure symptoms is challenging due to relative physical inactivity. Patients with Duchenne and DCM often report a history of chest pain, palpitations, dyspnea, dizziness, and syncope. Improved care in other specialties, especially respiratory support, has reduced morbidity related to other aspects of Duchenne but elevated cardiomyopathy as a key driver of mortality.

The Real-World Burden of Duchenne

Family members and caregivers view Duchenne not just as a fatal disorder, but a disorder characterized by repeated “little deaths”. Each loss of a functional milestone is excruciating as it represents not a clinical data point to track progression, but one more conversation a parent must have with their child, explaining why they are not allowed to play on the soccer team with their peers, or if they will ever be able to hop, or skip or go to the prom. As the disease progresses, boys lose their ability to toilet, to feed, to dress, to take a bath, all the things that represent independence in a young man’s life. And these losses lead to more symptoms: contractions, pressure sores, constipation, numbness in legs and feet, and scoliosis.

Parents and caregivers devote much of their resources and time to caring for their sons with Duchenne. All told, these “little deaths” create a family disease with lifelong impacts for all. Perhaps the hardest moment in the life of a Duchenne family comes in deciding when to tell their young boy that he has this fatal disease.

Duchenne represents a significant societal and economic burden. The economic burden associated with hospital admissions, medication, frequent doctor visits and investment in assistive devices, as well as indirect costs related to productivity losses for the caregivers and costs due to pain, anxiety and social handicap are estimated at $278 million in Germany, $154 million in Italy, $200 million in the United Kingdom, and $1.2 billion in the United States annually. The impact on parents of children with Duchenne is also quite dramatic and often requires them to stop working altogether to care for their children who progressively require more help with everyday tasks.

Becker Muscular Dystrophy

In contrast to Duchenne, Becker results from a mutation in the dystrophin gene yielding a partially functional protein. Becker patients often are diagnosed at a later age in childhood (approximately 11 years old) with similar symptoms to Duchenne of symmetrical, proximal limb weakness, notable in the quadriceps, with calf hypertrophy and elevated CK. Progression can be variable and often slower than Duchenne with mean age of loss of ambulation in the late 30’s and a select few remaining ambulatory into their 50’s or beyond. While certain Becker patients with have a mild or minimal lower limb weakness and remain relatively stable over time as measured by the NSAA, other Becker patients have a typical Becker disease course with progressive loss of lower limb function, measurable with the NSAA over a 12-month period with the majority losing ambulation at some point in their lifetime. Compared to Duchenne, Becker patients’ skeletal myopathy occurs later in childhood, and they maintain ambulation through age 16. However, Becker patients develop cardiomyopathy at a similar mean age to Duchenne (14.4 years Duchenne and 14.6 years Becker). Becker patients with cardiac failure commonly have mean life expectancy of 40 to 65 years old.

Current Treatments for Duchenne and Becker and their Limitations

There is no cure for Becker and no approved therapies on the market to treat the disease.

For Duchenne there is also no cure and for most patients, there are no satisfactory symptomatic or disease-modifying treatments. Standard of care in Duchenne includes physical therapy to maintain mobility and prevent contractures, bracing and surgery for scoliosis, medical treatment for cardiomyopathy and heart failure, respiratory therapies for ventilatory impairment, psychosocial management to support behavior and learning, glucocorticoid regimens and exon skipping therapies.

Glucocorticoids

The chronic and ongoing damage state seen in Duchenne is one of the targets of glucocorticoids. Glucocorticoid treatment with either prednisone or EMFLAZA (deflazacort), the current standard-of-care for Duchenne, has been shown to temporarily improve muscle strength, prolong the period of ambulation, and slow functional decline, including upper limb and respiratory function, characteristic of the disease. In January 2023, Santhera in collaboration with ReveraGen Biopharma, announced the acceptance of the NDA for vamorolone, a novel steroid therapy for Duchenne, by the FDA. The modest chronic benefit of steroids is weighed against the risks, and treatment is often discontinued after loss of ambulation. Sustained glucocorticoid dosing in young Duchenne patients is associated with side effects including weight gain which could lead to obesity, Cushingoid features, excessive growth of hair on the body, adverse behavior changes, growth impairment, delayed puberty, immune suppression, adrenal suppression, fractures and cataracts.

Exon Skipping Therapies

There are four FDA conditionally-approved antisense oligonucleotide (AO) therapies approved under the accelerated approval pathway, each limited to a specific mutation and a subset of the patient population: EXONDYS 51 (eteplirsen), approved for the treatment of Duchenne patients amenable to Exon 51 skipping, AMONDYS 45 (casimersen), approved for the treatment of Duchenne patients amenable to Exon 45 skipping and VYONDYS 53 (golodirsen) and VILTEPSO (vitolarsen), both approved for the treatment of Duchenne patients amenable to Exon 53 skipping. An aggregate of approximately 29% of Duchenne patients are amenable to treatment with these therapies. The FDA labels for all four drugs state that a clinical benefit has not yet been established and that continued approval may be contingent upon the verification of such clinical benefit in confirmatory clinical trials. In addition, Translarna® (ataluren), a small molecule intended to promote ribosomal read-through to overcome the nonsense (stop) pathogenic mutations in Duchenne, was granted approval by the UK, Iceland, Liechtenstein, Norway, Israel, South Korea and conditional approval granted by the EMA within the European Union (EU) Member States to treat Duchenne caused by a nonsense variant in ambulatory patients aged five years and older. However, Phase 3 trials have not confirmed clinical efficacy and Translarna® is not approved for treating Duchenne in the United States. EXONDYS 51, VYONDYS 53 and AMONDYS 45, in addition to requiring weekly intravenous infusions, have demonstrated a less than 1% mean increase in dystrophin in clinical trials, which we believe is a function of poor and inefficient muscle transduction. Moreover, a significant limitation of exon skipping approaches for Duchenne is the fact that each AO has been developed for skipping of a specific exon and their use is limited to a sub-set of mutations and hence only used in a subpopulation of Duchenne patients (e.g., exon 51 skipping is feasible in only up to 13% of all Duchenne patients). Other companies, such as Avidity Biosciences, Inc., Dyne Therapeutics, Inc., REGENXBIO, Inc., and Entrada Therapeutics, Inc. are working to improve on the muscle delivery aspects of AOs but suffer from the same limitations of first-generation AOs in that they will be restricted to specific, genetically defined Duchenne subsets. As all AO therapies result in the re-expression of a truncated dystrophin protein, the best treatment outcome that Duchenne patients can expect is a Becker-like disease phenotype.

Gene Therapy for Duchenne

The lack of dystrophin in patients with Duchenne has long been a target for adeno-associated virus (AAV) based gene therapy but the limited packaging capacity of AAV vectors (4.7 kilo-bases) and the large size of the dystrophin gene (2.2 mega-bases, >400 times bigger than the AAV vector itself) remain a challenge to delivering a fully functional dystrophin protein to patients. As such, the field has shifted to the use of miniaturized dystrophin or microdystrophin expression cassettes that yield a smaller, less complete version of the dystrophin protein as the therapeutic payload; current constructs express truncated dystrophin proteins that are 20% to 30% of the normal size of the full-length dystrophin protein.

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

In June 2023, the FDA approved Sarepta’s Biologics License Application seeking accelerated approval of their microdystrophin gene therapy, Elevidys (delandistrogene moxeparvovec), for the treatment of ambulant individuals with Duchenne four to five years of age. In October 2023, Sarepta released topline data from their Phase 3 EMBARK trial announcing the trial failed to reach its primary endpoint. Despite the miss on the primary endpoint, Sarepta filed for sBLA in December 2023 seeking label expansion for Elevidys without restrictions on age or ambulation status. Other companies focused on developing genetic based therapies for Duchenne that target dystrophin mechanisms include Pfizer Inc., Solid Biosciences Inc., Genethon, PepGen, Dyne Therapeutics, Avidity Biosciences, REGENXBIO, and Entrada Therapeutics. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics.

Both Pfizer and Sarepta Therapeutics limited their Phase 3 patient enrollment to children aged four to seven years old, thus excluding a significant proportion of Duchenne children and adolescents. Due to weight-based dosing regimens, for older patients in particular, who are generally heavier, scaling up to produce enough AAV-based viral vector genomic particles or vector genomes, remains a potentially significant encumbrance and even if feasible, raises concerns relating to safety of administering higher viral loads to patients. It is important to note that multiple clinical trials have reported significant adverse events associated with systemic administration of higher doses of AAV to treat muscle diseases. Vector dilution will also be an important consideration that we believe will limit the current class of AAV-based gene therapies to the age groups studied in their respective trials. We anticipate that treatment with AAVs engineered to deliver mini or micro dystrophin in younger patients will lead to a dilution of the transcript with age and normal growth; thus, children are unlikely to express dystrophin as their disease progresses and they become symptomatic and non-ambulatory.

Delivery of minidystrophin or microdystrophin to muscles in Duchenne has been shown to be sufficient to reform the larger complex of proteins that make up the dystroglycan complex. However, the truncated nature of the shortened dystrophin protein is not capable of providing complete protection against contraction injury. As a result, we believe that the best potential therapeutic outcome is inducing a severe Becker-like phenotype (the shortest documented dystrophin protein in Becker is 50% of normal) where patients would still have significant residual skeletal muscle impairment and will thus continue to have a high degree of unmet need. What is clear is that gene therapies currently in development for Duchenne do not represent a cure for the disease.

We believe that each of the therapeutic approaches outlined above currently have significant limitations, and that there continues to be a high unmet medical need for new disease-modifying therapies for the treatment of patients with Duchenne. Moreover, with the biotechnology and pharmaceutical industry’s almost exclusive focus on Duchenne, little attention has been paid to drug development in Becker where there are no approved therapies for patients.

Our Solution: EDG-5506

Since the cloning of the dystrophin gene in 1986, researchers, clinicians, and pharmaceutical and biotechnology companies have worked relentlessly to advance the scientific and clinical understanding of Duchenne to accelerate finding a cure. At Edgewise, we have built on this foundational work through applying our understanding of muscle physiology to develop EDG-5506, a molecule that we believe has the potential to change the devastating course of Duchenne. While many of our competitors are targeting dystrophin, our orthogonal approach is focused on protecting muscle damage induced by contractions from activities of daily living.

EDG-5506 is an orally administered, allosteric, selective, fast myofiber (type II) myosin inhibitor that is designed to be inactive against slow myofiber (type I) myosin present in both skeletal muscle and the heart. We believe EDG-5506 has the potential to overcome many of the obstacles facing other therapeutics in development for the treatment of dystrophinopathies based on the following key characteristics:

●	Offers a novel, potentially disease modifying approach for the treatment of severe muscle diseases by blocking the structural destabilization of skeletal myofibers. By protecting dystrophin deficient myofibers from degeneration, EDG-5506’s mechanism of action is directed towards the underlying cause of muscle degeneration in Duchenne and Becker to reduce muscle damage, prevent downstream fibrosis, allow healthy muscle contraction, and enhance physical function. Moreover, since muscle damage induced by excessive exercise in normal volunteers can reduce muscle strength through the generation of edema and fiber disruption by up to 30%, we believe that elimination of muscle damage could increase muscle strength and ultimately function in a muscular dystrophy populations where continuous muscle damage is the driver of disease progression.
●	Highly selective for all fast type II myofibers, thus limiting the potential for serious off-target side effects. Our non-clinical toxicology package has not revealed any off-target or unexpected side effects, following systemic administration.

●	Targeted distribution into muscle tissue limits exposure to other organs. EDG-5506 exhibits a high volume of distribution due to target-mediated partition into skeletal muscle. This reduces exposure of the compound to other organs such as the liver and kidney, limiting the chances of unexpected adverse effects.
●	Offers a mutation agnostic approach with the potential to be used for disorders resulting from genetic lesions in dystrophin or the dystroglycan complex. EDG-5506 can potentially be used to treat all populations of Duchenne and Becker, as well as many forms of LGMD, a progressive, lethal myopathy that results from mutations of key proteins in the dystroglycan complex.
●	Provides a mechanistic approach to treat Duchenne that may provide additional functional benefits over genetic based therapeutics. DNA based gene therapies or RNA based exon skipping therapeutics are designed to produce a mini- or micro-dystrophin but not a full-length dystrophin protein; therefore, the best potential therapeutic outcome for these therapies might be a Becker-like phenotype where patients would still have significant skeletal muscle impairments and high degree of unmet need.
●	Offers a potential treatment option to patients, regardless of therapy background, immune background, age or weight. We are developing EDG-5506 to be used as a single agent therapy but it may also provide a synergistic or additive effect in combination with available therapies and therapies currently in development. Moreover, EDG-5506 may offer a disease modifying option for patients currently excluded from Phase 3 minidystrophin or microdystrophin gene therapy trials due to age (four to seven year old children) and those who have antibodies against AAV due to naturally acquired infections.

We believe these characteristics uniquely position EDG-5506 as a potentially new standard of care for patients with Duchenne and Becker, either as a standalone or in combination with other therapies.

An illustration of EDG-5506’s novel mechanism of action

Background and Rationale of Our Approach

Human skeletal muscle consists of three fiber types, “slow” type I and “fast” types IIa or IIx/d, defined by the specific myosin isoform that they express. Studies have shown that fast muscle fibers are more susceptible to injury in both healthy individuals and in Duchenne. Histological studies of young Duchenne patients document distinct fiber-type imbalances in the co-localization of fast and embryonic myosin, a marker of regenerating muscle fibers. Similar observations have also been made in all known mammalian models of Duchenne. The control and coordination of these fiber populations is a complex process, designed to maintain physical performance even under conditions of extreme environmental and metabolic stress. Under normal conditions, skeletal muscle contractile demand is much lower than at the maximal output. Maximal activation of muscle is painful, damaging and unproductive to sustained function. We have taken advantage of this flexibility to explore an alternative therapeutic strategy to protect susceptible type II skeletal muscle fibers.

When muscle fibers undergo damage, they release internal proteins such as CK and troponin into the blood. One of the troponin subunits, TnI has a different isoform for each type of striated muscle (fast, slow and cardiac) and can be used to explore the fiber-specific source of these proteins. We evaluated Duchenne and Becker patient plasma samples using high specificity assays for fast and slow myofiber TnI and observed that fast myofiber TnI (TnI2) plasma levels are higher than slow myofiber TnI (TnI1) levels, suggesting that fast myofibers are more susceptible to loss of dystrophin function during muscle contraction. Conversely, we observed that HVs had virtually no leak from fast muscles.

Biomarkers of fast fiber turnover are elevated in Becker and Duchenne

Using high-throughput screens of type II fast skeletal muscle myofibrils, we identified a novel structural class of myosin ATPase inhibitors that we optimized for potency, selectivity, physiochemical properties and PK, leading to the synthesis of EDG-5506. EDG-5506 acts to protect dystrophic muscle from breakdown by modulating contraction in susceptible fast muscle fibers. Our goal is to reduce contraction of susceptible muscle fibers by five to twenty percent. We believe that the reduced muscle breakdown will result in potential preservation or enhancement of physical function in Duchenne patients.

Regulating myofiber contraction in Duchenne patients is not a novel concept. Dantrolene, an inhibitor of the ryanodine receptor that modulates both fast and slow skeletal myofiber contraction was used in a small clinical trial in 1991 in Duchenne patients. Treatment was associated with a 3-fold reduction in CK and a trend favoring attenuation of decreases in function. While it is approved for treatment of malignant hyperthermia and chronic spasticity, it is not approved or used in Duchenne. Chronic treatment with dantrolene has been associated with drowsiness and the potentially serious side effect of idiosyncratic fatal hepatotoxicity, limiting its broad use. We anticipate that the high potency, fast fiber targeting and low projected dose of EDG-5506 will limit unwanted side effects. Moreover, stabilization of the sarcomere with EDG-5506 via direct decreases in contractile stress potentially provides greater muscle protection than secondary inhibition of calcium release via the ryanodine receptor.

Another corollary to our approach of selectively targeting type II fast skeletal muscle myofibrils with EDG-5506 is mavacamten (MYK461), a selective allosteric inhibitor of cardiac type I myosin ATPase. Mavacamten was approved by the FDA for HCM, a disorder characterized by excessive contractility and impaired relaxation of cardiomyocytes. Through selective targeting of cardiac type I myosin ATPase, mavacamten is designed to reduce cardiac muscle hypercontractility in HCM. Mavacamten’s mechanism of action further validates selective allosteric regulation of myofibers as a viable therapeutic approach to treating various muscle disorders.

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
50
40
30
20
10
0
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

EDG-5506 protected muscle from exercise-induced injury in mdx mice

Improvements in strength and diaphragm fibrosis in mdx mice after eight weeks oral administration of EDG-5506

Longer term effects of EDG-5506 were assessed in young mdx mice after eight weeks of administration. EDG-5506 treated mice exhibited higher grip strength compared to vehicle treated mice. At the end of the study, continued muscle protection was observed with a rotarod exercise challenge. There was no observed difference in rotarod performance, but CK was observed to be lower in the treated groups compared to vehicle, consistent with single-dose results. While Duchenne patients exhibit extensive muscle fibrosis with age, collagen accumulation in mdx mice is generally limited to the diaphragm. Histological examination of the diaphragm using a collagen stain (picrosirius red) revealed lower staining in EDG-5506 treated mice.

Improvements in fibrosis, cardiac hypertrophy and kyphosis in the DBA/2J mdx mouse model of Duchenne

Unlike Duchenne patients, the dystrophin-deficient mdx mouse on the C57BL/10 genetic background (B10.mdx) is mildly affected by disease with limited muscle fibrosis. A more severe muscle disease is observed when the mdx mutation is crossed onto the DBA/2J genetic background (D2.mdx). This model exhibits greater muscle damage, impaired muscle regeneration, muscle wasting, and exacerbated progression of intramuscular fibrosis than age matched B10.mdx mice. Given that the DBA/2J mdx mouse phenotype better recapitulates characteristics of the human disease, we evaluated the effect of EDG-5506 on skeletal muscle fibrosis in this mouse model.

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

EDG-5506 reduced muscle fibrosis in DBA/2J mdx mice after 12 weeks treatment

Unexpected trends in the reduction of cardiac fibrosis led us to examine DBA/2J mdx mice in two studies after longer term (12 to 15 months) dosing. At the end of the study in 15-month-old mice, we performed a whole-body examination of musculoskeletal anatomy after removing the skin in euthanized mice. Skeletal muscles were noticeably smaller in the fore and hindlimbs of DBA/2J mdx mice and kyphosis (spinal curvature) was visible when compared to control DBA 2/J mice (blue arrows). We observed that treatment with EDG-5506 for 14 months dramatically prevented muscle loss and kyphosis (green arrows). This observation is particularly meaningful as scoliosis can be observed in older Duchenne patients following loss of ambulation. Scoliosis coupled with diaphragm fibrosis drives respiratory failure and is a significant cause of death in Duchenne patients.

EDG-5506 dramatically prevents kyphosis in DBA/2J mdx mice

Consistent with shorter term studies, we also observed significant reductions in gastrocnemius muscle fibrosis along with significant improvements in muscle weight. Diaphragm fibrosis was not observed to be lowered with longer term treatment, but the incidence of lipid vacuole deposition was observed to be significantly lowered with treatment. Fatty tissue deposition is common in older Duchenne patients, in conjunction with fibrosis.

Improvements in cardiac fibrosis and hypertrophy in DBA/2J mdx long-term studies

Longer term dosing of DBA/2J mdx mice also demonstrated lower cardiac fibrosis compared to vehicle controls in both long term studies (A, B). We also observed a reduction in the incidence of cardiac hypertrophy (C). Observing cardiac benefit in DBA/2J mdx mice is uncommon and has not been demonstrated in long-term studies with high level AAV micro-dystrophin transduction. As the heart is not a direct target of EDG-5506, we believe the mechanism of this benefit is indirect via improvement of skeletal muscles, including the diaphragm. Given that cardiac myopathy is a common driver of mortality in both Duchenne and Becker, we believe that this is a significant and clinically relevant finding.

Reduced cardiac fibrosis and hypertrophy in DBA/2J mdx mice following treatment with EDG-5506

Reversible decreases in circulating muscle injury biomarkers following EDG-5506 administration in Golden Retriever muscular dystrophy (GRMD) dogs

Mouse models of Duchenne recapitulate many features of disease but they are enriched for fast fibers, develop only localized muscle fibrosis and do not exhibit functional deficits until relatively late in life. In contrast, dogs have muscle that has similar proportions of fast and slow fibers (approximately 50/50) compared to humans and weakness/functional deficits with age that more closely resemble Duchenne patients. Amongst the dog models of Duchenne, the GRMD dogs are the largest and most severely affected. GRMD dogs tend to be weak at birth and then stabilize at two weeks of age before progressive muscle damage, inflammation and pseudo-hypertrophy, particularly of the flexor muscles of the limbs causing physical weakness. Unlike Duchenne patients, GRMD dogs remain ambulatory and disease symptoms stabilize at six months of age, at which age their muscle histology is similar to that of a 10-year-old Duchenne patient.

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

EDG-5506 lowered disease biomarkers in Duchenne dogs as measured by SOMAscan

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

SOMAscan analysis of patient plasma has previously been used to generate a common serum protein signature for Duchenne. As such, we compared EDG-5506’s response fingerprint in GRMD to Duchenne patient data. Comparison with GRMD baseline samples revealed a set of 40 elevated and nine depleted proteins overlapping with the Duchenne patient signature. The SOMAscan analysis showed that EDG-5506 significantly and reversibly altered blood concentrations away from the Duchenne patient signature profile during the dosing period.

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

EDG-5506 Formulation

In our Phase 1 clinical trial for EDG-5506, we utilized a formulation of powder for suspension in a commercially available compounding agent, SyrSpend® SF (sugar free), for once daily oral administration. SyrSpend® SF is a sweetened, suspending vehicle for use in compounded oral liquid preparations. SyrSpend® SF is composed of modified food starch, citric acid, sucralose, and sodium citrate. All ingredients are “Generally Recognized as Safe” (GRAS) or classified as “inactive ingredients” by the FDA when used in accordance with their intended purpose. We have also developed an immediate release tablet formulation for the Phase 2 trials in Becker and Duchenne. As EDG-5506 is a biopharmaceutics classification system (BCS) Class 1 molecule, it can be readily formulated into solid dosage forms including tablets and capsules.

EDG-5506 Clinical Plan

An updated overview of our near-term clinical development plan for EDG-5506 in Duchenne and Becker is shown below.

EDG-5506 ongoing trials in muscular dystrophy

Indication	Study	Trial	Status	Timeline
Becker	ARCH	Ph 1 Open Label Study Becker *(NCT05160415)*	***Fully Enrolled***	*PK, biomarkers and longer-term safety*
Becker	CANYON	**Ph 2 Becker** *(NCT05291091)*	***Fully Enrolled***	*PK, biomarkers and longer-term safety* → *OLE*
Becker	GRAND CANYON	**Pivotal Becker Cohort** *(NCT05291091)*	***Enrolling***	*Function (NSAA), PK, biomarkers and longer-term safety* → *OLE*
Becker	MESA	**Becker Open Label Extension Study** *(NCT06066580)*	***Enrolling***	*Open-label long-term safety, biomarkers and functional measures*
Becker	DUNE	**Ph 2 LGMD 2I, Becker and McArdle**	***Fully Enrolled***	*Dose ranging* → *OLE*
Becker	GRASP-BMD	**Natural History Study in Becker** *(NCT05257473)*	***Enrolling***	*PK, biomarkers and safety* → *OLE*
Duchenne	LYNX	**Ph 2 Duchenne Dose Ranging** *(NCT05540860)*	***Enrolling***	*PK, biomarkers and safety* → *OLE*
Duchenne	LYNX	**Steroid Naive Cohort** *(NCT05540860)*	***Enrolling***	*Exercise challenge study* → *OLE*
Duchenne	FOX	**Ph 2 in Gene Therapy Duchenne Boys** *(NCT06100887)*	***Not Yet Enrolling***	*24-Month, observational study of 80 participants with Becker*

Abbreviations: LGMD, limb-girdle muscular dystrophy; OLE, open label extension

Edgewise Therapeutics

EDG-5506 Phase 1 Clinical Trial

In October 2020, we initiated a Phase 1 randomized, placebo-controlled, double-blind, single and multiple ascending-dose clinical trial to evaluate the safety, tolerability and PK of EDG-5506 in adult HVs (Phase 1a) and adults with Becker (Phase 1b), to address potential differences in safety, tolerability and PK in the background of dystrophic muscle. The starting dose in the SAD was informed by the no observed adverse effect levels (NOAELs) from the 13-week GLP toxicology study. The Phase 1 clinical trial was carried out at a single site in San Antonio, Texas.

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

In summary, the Phase 1a SAD/MAD demonstrated that EDG-5506 was generally well tolerated with no serious adverse events observed. PK data supports robust target engagement with achievement of muscle concentrations well above the efficacious levels observed in preclinical disease models of Duchenne.

Phase 1b: Becker Muscular Dystrophy Cohort (Cohort C1)

Cohort C1 enrolled seven adult males with Becker who were randomized to active (n=5) or placebo (n=2). EDG-5506 was administered at a dose of 20 mg once daily, in solid dosage form taken with food for 14 days. The primary endpoint was safety and tolerability, and secondary endpoints were PK, including tissue concentrations, and, importantly, multiple biomarkers of muscle damage in the setting of dystrophic muscle.

Becker patients in the Phase 1b were required to be ambulatory with no exclusions based on functional criteria. An overview of the Becker patient demographics is shown below. For the functional measures the median value for the 10 m walk run was over double the age normative value and the median rise from floor was 20 seconds with three participants being unable to complete the test (unaffected adults typically have a value of <3 seconds). Serum creatinine was approximately half of the expected range, consistent with decreased muscle mass, while serum CK was a multiple of normal values consistent with ongoing muscle damage in these individuals.

Becker Phase 1b Patient Demographics

EDG-5506 was well tolerated in Becker subjects. Seven of the seven subjects enrolled in the Phase 1b cohort experienced TEAEs and all were Grade 1. There were no AEs of special interest, no SAEs, and no discontinuations due to AEs. There were no AEs due to clinically significant abnormal vital signs, ECG or laboratory assessments. All participants that received either EDG-5506 or placebo experienced Grade 1 dizziness with 2 of 5 participants that received EDG-5506 reporting somnolence.

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

Muscle EDG-5506 Concentrations in Cohorts B1-B5 and C1

Similar to the MAD cohorts, biopsy samples were taken from the quadriceps of Becker patients at Day 14 to measure EDG-5506 levels in muscle. EDG-5506 muscle concentrations in Becker patients were adjusted to reflect the approximately 60% fat fraction in the quadriceps of these individuals, which was further corroborated by reduced overall protein content, as measured by a standard Bradford protein assay, as well as the cohort’s overall reduced functional status. Relatedly, EDG-5506 plasma concentrations in Becker subjects were approximately two-fold higher than those in healthy volunteers at the same 20 mg dose. This observation is consistent with EDG-5506 being highly targeted to muscle, and reflective of these patient’s overall reduced muscle mass as evidenced by a mean serum creatinine level of 0.58 mg/dL, significantly below a mean value of 1.15 for an age- and sex-matched population.

Dystrophic muscle in Becker patients showed adjusted EDG-5506 levels in the range previously observed in the MAD, demonstrating a similar, high-affinity binding to myosin in fast twitch dystrophic muscles. The muscle levels reached in Becker patients were in the range where multiple preclinical studies with EDG-5506 have shown pharmacological activity in models of Duchenne.

Biomarkers of Muscle Damage in Becker Muscular Dystrophy Cohort (Cohort C1)

Muscle injury in muscular dystrophies leads to leaking of several muscle proteins into the circulation, including CK, myoglobin and TNNI2. Serial blood samples were taken from Becker participants for both biochemical analysis of biomarkers of muscle damage and proteomics using the SOMAscan to enable unbiased profiling of elevated plasma proteins and establish a unique Becker disease biomarker fingerprint.

After 14 days of treatment with EDG-5506, Becker participants had a significant and rapid decrease in circulating CK of 66%, reflecting a reduction from 5X to 1.6X of the upper limit of normal by the second week of dosing. There was also a modest, non-significant and anticipated CK decrease in the placebo group, consistent with Becker patients being confined to a Phase 1 clinical trial unit and exhibiting an overall reduced level of physical activity – this “natural” reduction in CK has previously been reported for Duchenne children confined to an in-patient setting. Importantly, following a 4-week washout, CK values rebound back to baseline levels further supporting a strong drug effect.

Additionally, myoglobin levels similarly decreased to near normal levels and aspartate transaminase (AST) dropped to within the normal range in all subjects who received EDG-5506.

Leveraging the SOMAscan 7,000 analyte set, baseline Becker patient plasma samples (n=7) were compared to baseline samples taken from healthy volunteers (n=25). To establish a unique proteomic signature for individuals with Becker, elevated proteins were filtered by those exhibiting a magnitude of change ≥1.5X and an adjusted p value of <0.05 relative to healthy volunteers (illustrated in red box below). This analysis is the first of its kind to characterize a unique proteomic fingerprint for individuals with Becker. Interestingly, and similar to individuals with Duchenne, the most significant elevated proteins are from muscle and metabolic pathways enriched in muscle, consistent with leaky damaged muscles.

Baseline Becker vs. Healthy Biomarker Fingerprint Analysis with SOMAscan

Decreased in BMD
Increased in BMD
- Log10 (P-Value)
Mean Change (Log 2)
16
14
12
10
8
6
4
2
0
−4
−3
−2
−1
0
1
2
3
4

Subsequently, the impact of EDG-5506 treatment on the Becker proteomic fingerprint, was examined. As anticipated, treatment of healthy individuals with 20 mg of EDG-5506 had no impact on the Becker protein signature. In comparison, Becker individuals exhibited a robust, significant and time-dependent decrease in elevated Becker biomarkers compared to placebo after only two weeks of dosing.

Baseline Becker vs. Healthy Biomarker Fingerprint Analysis with SOMAscan

The Becker SOMAscan signature showed that CK and TNNI2 both exhibited a robust decrease in response to EDG-5506 treatment compared to placebo treated individuals. Specifically, CK decreased by 71%, similar to the decrease observed in biochemical activity assays, while TNNI2 decreased by 83% with treatment. Interestingly, proteins that were most elevated in the Becker signature set were also those that decreased following treatment with EDG-5506. This observation suggests a broad normalization of the proteomic signature of Becker towards a more normal state following treatment with EDG-5506.

The robust reduction in muscle damage biomarkers observed in Becker suggests that EDG-5506 may normalize the excessive stress observed in dystrophic muscle, ultimately preserving muscle function and preventing disease progression in muscular dystrophies. In fact, a comparison of the consensus SOMAscan signature of consistently elevated proteins in Duchenne showed substantial overlap with those responsive to EDG-5506 treatment in Becker patients after only 14-days of dosing. As such, the positive observations in Becker are likely translatable to Duchenne based on EDG-5506’s unique mechanism of action.

SOMAscan Comparison of Becker and Duchenne Fingerprints

Overall, the findings for the Phase 1 clinical trial with EDG-5506 provide compelling evidence for EDG-5506 as a potentially disease modifying treatment for muscular dystrophies. Both in HVs and Becker patients, EDG-5506 was well tolerated and achieved muscle concentrations well above those predicted to demonstrate efficacy based on preclinical disease models of Duchenne. Moreover, EDG-5506 led to a robust, significant reduction in key biomarkers of muscle damage, driving CK, TNNI2, myoglobin and AST to either normal or near normal levels observed in healthy volunteers after only two weeks of EDG-5506 dosing.

EDG-5506 ARCH Open Label Data

In December 2021, we initiated our ARCH open label, single-center trial of EDG-5506 in 12 adults with Becker, including all seven participants from our Phase 1b first-in-human trial (following a 3-month washout). ARCH was designed to evaluate the safety, PK, changes in biomarkers of muscle damage such CK and fast skeletal muscle troponin I, measures of function with NSAA/NSAD, time function tests and patient-reported outcomes. The schematic below outlines the overall trial design. ARCH will continue to monitor patients for two years and is scheduled to complete in March 2024.

ARCH Trial Design – 24 Months

The patients in ARCH had significant functional impairment and evidence of decreased muscle mass at baseline. All individuals had a decreased ability to perform functional measures such as the 10-meter walk-run or rise from floor – only half of the Becker patients were able to perform the rise from the floor at baseline. Their creatinine, which is derived directly from muscle, was decreased. Their CK was elevated, consistent with ongoing muscle damage, and the

DXA lean body mass was also decreased, consistent with the overall decreased function and decreased muscle mass. North Star scores for these individuals ranged from 4 to 31. Baseline characteristics are summarized below, highlighting significant functional impairment and decreased muscle mass.

Becker Patient Baseline Characteristics in ARCH

At 12 months, EDG-5506 continued to be well tolerated following escalation to the 20 mg dose, after initially receiving a 10 mg and 15 mg doses. An overview of the adverse events observed up to the 12-month timepoint can be seen in the table below.

Summary Table of AEs Observed in ARCH (at the 12 Month Timepoint)

Consistent with prior observations, treatment with EDG-5506 led to significant decreases in key biomarkers of muscle damage. Importantly, CK and TNNI2 were reduced by an average of 37% (p=0.001) and 79% (p<0.0001) from baseline, respectively, at the participants 12-month visit.

EDG-5506 Leads to Sustained Decrease in Key Biomarkers of Muscle Damage After 12 Months of Treatment

After 12 months of EDG-5506 dosing, NSAA scores continued to trend in a positive direction. Nine of the twelve participants showed either a functional improvement (n=6) or exhibited stable disease (n=3) on NSAA relative to their baselines. As seen below, the NSAA scores show a consistent positive trend that diverges from trajectories observed in the natural history studies reported by Bello et al. (2016)1 and van de Velde et al. (2021)2 in which the yearly decline was -1.2 NSAA points. Overall, one-year functional results were observed to have a +0.4-point improvement on the NSAA compared to the -1.2-point anticipated natural history decline in a population of Becker patients predicted to have a relentless course of disease progression.

NSAA Stabilization Observed with EDG-5506 Treatment with Trends Toward Improvement at 12 Months

The positive results from the 12-month ARCH trial support the hypothesis that a reduction in contraction-induced muscle damage in muscular dystrophies, associated with EDG-5506 administration, has the potential to preserve and improve muscle function while preventing disease progression in dystrophinopathies.

Observations from ARCH identified key factors, including the optimal dosing strategy of EDG-5506, for the design of a potentially registrational trial in Becker.

Phase 2 Clinical Trial in Becker (CANYON and GRAND CANYON Trial)

In July 2022, we initiated our CANYON Phase 2 clinical trial of EDG-5506, assessing the effect of EDG-5506 over a 12-month period on safety, PK, biomarkers of muscle damage (e.g., CK, troponins, myoglobin), and functional measures in individuals with Becker aged 12 years and above. This placebo-controlled trial successfully recruited 69 individuals at approximately 14 sites in the United States, United Kingdom, and the Netherlands.

In September 2023, based on the positive observations from the ARCH trial, we amended the CANYON trial and initiated GRAND CANYON, a potentially registrational cohort in individuals with Becker. GRAND CANYON is a multicenter, randomized, double-blind, placebo-controlled trial to evaluate the safety and efficacy of EDG-5506 in adults with Becker. Data from GRAND CANYON, if positive, could support a marketing application. The primary endpoint of GRAND CANYON is the NSAA. In addition, other functional assessments, biomarkers of muscle damage and safety will be assessed. GRAND CANYON is anticipated to recruit approximately 120 individuals with Becker, aged between 18 and 50 years old, at up to 50 sites in 10 countries. The treatment period for participants will be 18 months.

Exercise Challenge Study (DUNE Study)

In November 2022, we initiated a Phase 2 Exercise Challenge Study (DUNE), to investigate the effect of EDG-5506 on muscle injury biomarkers following exercise in individuals with LGMD2I, Becker and McArdle disease at a single site in Denmark. Dune is fully enrolled with the aim of bringing further insights into how EDG-5506 can potentially be used to treat other individuals with severe muscle diseases such as LGMD2I and McArdle disease.

Phase 2 Open-Label Extension in Becker (MESA)

In November 2023, we initiated our MESA Phase 2 open-label extension that will assess the long-term effect of EDG-5506 on safety, biomarkers and functional measures in adults and adolescents with Becker. MESA will provide continued access to EDG-5506 treatment to participants who were previously enrolled in ARCH, CANYON, GRAND CANYON and DUNE.

Phase 2 Clinical Trials in Duchenne (LYNX and FOX Studies)

In October 2023, we announced the expansion of our EDG-5506 program in Duchenne. The LYNX trial in children with Duchenne rapidly enrolled at 14 sites across the United States, with the first three cohorts over-enrolled.  Based on the safety profile observed to date, we added additional cohorts to continue dose escalation of EDG-5506.  LYNX is designed to identify a dose of EDG-5506 that will reduce biomarkers of muscle damage and has the potential to provide functional benefit to patients in a Phase 3 trial. Additionally, we added a new cohort to LYNX to include children aged four to seven years with Duchenne who are not currently treated with corticosteroids. Patients within the LYNX trial are initially dosed in placebo controlled cohorts over 12 weeks, then continue on to the open label portion of the trial for an additional 21 months.

We initiated the FOX trial, a new Phase 2 placebo-controlled trial in children and adolescents with Duchenne who have been previously treated with gene therapy. The FOX trial will assess the effect of EDG-5506 over 12 weeks on safety, PK and biomarkers of muscle damage. The trial will also explore changes in functional measures, such as the NSAA and self-reported/caregiver-reported outcomes. Approximately 24 participants, aged six to 14 years, are expected to be enrolled in the trial at multiple sites across the United States. Participants will then continue in an open-label extension portion of the trial for a total of 56 weeks to gain further insights into safety, PK, function and biomarker measures.

Natural History Study

In 2022, we commenced an observational natural history study being conducted in collaboration with the GRASP-LGMD Consortium.

EDG-7500: A Novel Molecule for the Treatment of Patients with HCM and Other Diseases of Diastolic Dysfunction with Significant Unmet Needs

Overview

In the course of our EDG-003 cardiometabolic discovery program, a unique series of cardiac modulators with novel mechanisms of action have been identified. One of these agents, the small molecule EDG-7500, has unique properties that may lead to a novel therapeutic approach for patients with HCM. The effects of EDG-7500 on cardiac function overlap with some of the desirable attributes of the cardiac myosin inhibitors (CMIs) such as BMS’s CAMZYOS® (mavacamten) and Cytokinetics’ CK-274 (aficamten). However, there are differences in EDG-7500’s effects on cardiac function from those of CMIs that we believe have the potential to yield a potentially superior target product profile for the treatment of multiple phenotypes of HCM and may also have therapeutic benefit in sub-populations of patients with heart failure with preserved ejection fraction (HFpEF).

Disease Background and Current Treatment Limitations

HCM is the most common form of genetic heart disease, affecting approximately one in 200-500 individuals. HCM is caused by abnormal proteins in the heart, including cardiac myosin, that lead to excessive cardiac contraction. Estimates suggest there are as many as 630,000 people in the United States suffering from different forms of HCM. Over time, abnormal proteins in the heart, many of which are inherited, lead to excessive cardiac contraction, referred to as hypercontractility. This disruption in cardiac muscle contractility leads to increased stress and thickening of the walls of the major pumping chamber of the heart, the left ventricle (LV). The LV becomes less compliant and therefore less able to fill with and pump blood. This results in a decrease in the LV chamber volume. HCM patients can become extremely limited in their functional capacity and ability to perform the activities of daily living. They may also have episodic lightheadedness and loss of consciousness (syncope). In addition, these patients are at increased risk of heart failure, stroke, atrial fibrillation, and sudden cardiac arrest.

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

In April 2022, the FDA approved CAMZYOS™ (mavacamten), a CMI, for the treatment of adults with symptomatic New York Heart Association (NYHA) Class II-III oHCM to improve functional capacity and symptoms. Despite CAMZYOS™ efficacy, there are still limitations of this approach including a narrow therapeutic index, long terminal half-life (seven to nine days) and limited ability to rescue excessive pharmacology if it develops. As oHCM or nHCM progresses, patients have limited treatment options often requiring surgical or other invasive interventions including heart transplant.

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

EDG-7500 Leads to Rapid Improvement of nHCM Cardiac Structure and Function After a Single Dose

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

As part of our IND-enabling work, we are completing the toxicity and safety pharmacology profile of EDG-7500 in standard GLP safety pharmacology studies, and in non-GLP exploratory and dose range studies.

EDG-7500 Phase 1 Clinical Plan

In September 2023, we announced initial dosing in a Phase 1 trial of EDG-7500 which is assessing the tolerability, PK, and pharmacodynamics of EDG-7500 in healthy adults. The Company is also planning to begin a Phase 2 trial of EDG-7500 in individuals with obstructive HCM in the first half of 2024.

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

We have engaged CDMOs to manufacture EDG-5506 and EDG-7500 for preclinical and clinical use. All of our product candidates are small molecules and are manufactured in synthetic processes from readily available starting materials. Our chemistry is a convergent synthesis of under five steps and fourteen steps for EDG-5506 and EDG-7500 respectively, and appears amenable to scale up and does not currently require unusual equipment in the manufacturing process. We obtain our supplies from these CDMOs on a purchase order basis and do not have a long-term supply arrangement in place. We do not currently have arrangements in place for redundant supply. For all of our product candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to seeking regulatory approval.

Sales and Marketing

If any of our product candidates are approved, we currently intend to market and commercialize them in the United States and select international markets, either alone or in collaboration with others.

Competition

EDG-5506

Approximately 70% of patients with Duchenne are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. and prednisone is also FDA-approved and is marketed by multiple companies. In March 2022, Santhera Pharmaceuticals in collaboration with ReveraGen Biopharma, commenced the new drug application (NDA) filing as a rolling submission for vamorolone, a steroid therapy for Duchenne. In October 2023, the FDA granted Agamree (vomorolone) approval in Duchenne patients 2 years and older and Catalyst Pharmaceuticals, Inc. will be commercializing this product in the US following its North America exclusive license deal with Santhera. In addition, there are four FDA conditionally approved exon skipping drugs: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked PMOs approved for the treatment of Duchenne patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of Duchenne patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. In June 2022, PTC Therapeutics presented new topline results with Translarna (ataluren) for patients with nonsense mutation Duchenne, a subset of the disease that impacts between 10% and 15% of patients. It remains unclear if the data will lead to FDA approval of Translarna, for which the company plans to engage with the FDA and submit an NDA in the future. Translarna has been conditionally approved in the European Union and Brazil for ambulatory patients aged 2 years and older with Duchenne resulting from a nonsense mutation in the dystrophin gene. However, in January 2024, the Committee for Medicinal Products for Human Use (CHMP) of the EMA delivered a negative opinion on the re-examination procedure for the conditional marketing authorization of Translarna. This is expected to result in the withdrawal of Translarna from the EMA markets. In June 2023, the FDA approved Sarepta’s Biologics License Application seeking accelerated approval of their microdystrophin gene therapy, Elevidys (delandistrogene moxeparvovec), for the treatment of ambulant individuals with Duchenne. In September 2023, Sarepta released the topline data from the Elevidys confirmatory study that missed its primary endpoint of NSAA change from baseline vs. placebo. Despite the miss on the primary endpoint, Sarepta filed for sBLA in December 2023 seeking label expansion for Elevidys without restrictions on age or ambulation status. Other companies focused on developing genetic based therapies for Duchenne that target dystrophin mechanisms include Pfizer Inc., Solid Biosciences Inc., Genethon, PepGen, Dyne Therapeutics, Avidity Biosciences, REGENXBIO, and Entrada Therapeutics. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of Duchenne. In June 2022, Italfarmaco announced positive topline data from its completed Phase 3 trial with Givinostat, a histone deacetylase (HDAC) inhibitor, in boys with Duchenne. Italfarmico has filed for an NDA for Duchenne and has a PDUFA date of March 21, 2024. Moreover, in June 2021, Italfarmaco released top line Phase 2 data for Givinostat in Becker. Givinostat did not show a significant difference in the primary endpoint compared to placebo. The future of this program in Becker is uncertain.

EDG-7500

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

In the field of targeted precision medicines intended to address the molecular underpinnings of HCM, competitors include Bristol-Myers Squibb (BMS), LianBio, Cytokinetics, Imbria Pharmaceuticals, and Celltrion. BMS markets Camzyos (mavacamten), a CMI intended for the treatment of adults with symptomatic NYHA class II-III oHCM. In April 2023, LianBio announced positive topline results from the Phase 3 EXPLORER-CN trial investigating mavacamten for the treatment of Chinese patients with symptomatic oHCM. To date, Camzyos (mavacamten) has secured marketing approvals in the US, Europe, and other countries across five continents. Cytokinetics is also developing a CMI, aficamten (CK-274), for which topline Phase 3 oHCM trial results were recently reported in December 2023. In June 2023, Cytokinetics initiated another Phase 3 active-comparator clinical trial of aficamten compared to metoprolol in symptomatic oHCM patients. BMS and Cytokinetics are also exploring their respective CMIs in ongoing Phase 3 nHCM clinical trials. Cytokinetics and BMS are also developing next generation CMIs for the treatment of symptomatic HCM, CK-271 and MYK-224, respectively. A Phase 2 oHCM clinical trial of MYK-224 is currently ongoing.

Non-CMI targeting drugs in development include IMB-101(Imbria Pharmaceuticals), a free fatty acid receptor antagonist, CT-G20 (Celltrion), an anti-arrhythmic cibenzoline succinate, and trientine dihydrochloride (Univar Solutions), a selective copper II chelator. In November 2023, Imbria announced Phase 2 nHCM topline results of IMB-101. We have limited knowledge of CT-G20’s Phase 1 oHCM trial status, while the trientine Phase 2 oHCM clinical trial is ongoing. A gene therapy approach, TN-201, a myosin binding protein C3-targeting gene therapy candidate being developed by Tenaya Therapeutics for genetic HCM, is currently in Phase 1b. We are aware of several preclinical HCM programs including: JN-210, a microRNA activating gene therapy approach being developed by Jaan Biotherapeutics; HTX-001, an antisense oligonucleotide approach being developed by Haya Therapeutics; CDR348T and CDR641L, both are non-coding RNA-based therapies being developed by Cardior Pharmaceuticals. We are also aware of several early-stage preclinical HCM assets being developed by DiNAQOR in collaboration with BioMarin Pharmaceuticals (BMN-293/DINA-001) and Lexeo Therapeutics (LX2022), both are gene therapy approaches for genetic HCM.

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

We currently, and expect that we will continue to, own or in-license patents and patent applications related to our key drug candidates. We own patents and patent applications that cover compositions of matter, methods of treating diseases such as Duchenne, Becker, LGMD and muscle spasticity disorders and combination therapies. As of February 4, 2024, we own a patent portfolio consisting of 16 patent families. We own 3 issued U.S. patents, 2 issued European patents, 3 issued Japanese patents, 1 issued Indian patent, 2 issued South African patents, 2 issued Singaporean patents, 2 issued Hong Kong patents, 11 pending non-provisional U.S. patent applications, 3 pending PCT applications and 39 pending foreign applications filed in 15 different countries and regions including Europe, Australia, Brazil, Canada, China, Eurasia, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore, South Africa, and Hong Kong. We own one issued U.S., one European, one South African, one Hong Kong and one Japanese patent that covers compositions of matter of EDG-5506 and methods of treatment using EDG-5506 that are expected to expire in 2039, excluding any patent term extensions. We own one PCT patent application that covers composition of matter of EDG-7500 and methods of treatment using EDG-7500. For our drug candidates, we generally pursue multilayered patent protection covering compositions of matter, methods of use and methods of manufacture. We also intend to pursue patent protection, if available, with respect to biomarkers that may be useful in selecting a patient population for use of our drug candidates. We intend to strengthen the patent protection of our drug candidates and technologies through additional patent application filings.

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

Third Party Agreements

2020 Terminated License Agreement with The Ohio State Innovation Foundation

We exclusively licensed intellectual property from The Ohio State Innovation Foundation (OSIF) in a license agreement that was made effective November 20, 2020. Under the license agreement, we were granted an exclusive worldwide license to develop and commercialize products covered by the OSIF licensed intellectual property for the treatment, prevention or palliation of muscular dystrophies and disorders. We were obligated to make payments to OSIF aggregating up to $1.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified development and regulatory approval milestones and approximately $2.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified sales milestones. We were also obligated to pay low single-digit royalties to OSIF based on net sales by us and our affiliates and sublicensees of each product covered by the OSIF licensed patent rights. In addition, in the event we sublicensed the OSIF licensed patent rights, we were obligated to pay OSIF a specified portion of income we receive from sublicensing. On July 27, 2023, we provided notice to OSIF to terminate the license agreement because the licensed technology is no longer relevant to the Company’s business. The license agreement was terminated, effective October 25, 2023, and as a result we no longer have any payment obligations to OSIF. As of December 31, 2023, the Company has paid $0.7 million for license fees and milestones achieved in connection with the license agreement.

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

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, PK, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality, and purity. Under the Prescription Drug User Fee Act (PDUFA), guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

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

The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast-track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug. The Food and Drug Omnibus Reform Act (FDORA) made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant ODD, to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater of than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States of that drug or biologic. ODD must be requested before submitting a NDA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

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

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received ODD. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In view of the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2032, unless additional congressional action is taken. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient programs, and to reform government program reimbursement methodologies for pharmaceutical products. For example, under the American Rescue Plan Act of 2021, Medicaid statutory rebates are no longer capped at 100% of the average manufacturer price. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges and future regulations, healthcare measures and agency rules by the government on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.

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

Employees and Human Capital

As of December 31, 2023, we had 88 full-time employees. Of these employees, 69 are engaged in research or product development and clinical activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:

●	We have a limited operating history, some of our product candidates are early in development and we have no products approved for commercial sale.
●	We have not generated any revenue to date, have incurred significant net losses since our inception, and expect to continue to incur significant net losses for the foreseeable future.
●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates, if approved.
●	We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We are substantially dependent on the success of our lead product candidate, EDG-5506.
●	In addition to EDG-5506, our prospects depend in part upon developing and commercializing EDG-7500 and product candidates from our EDG-003 cardiometabolic discovery program and discovering, developing and commercializing product candidates in future programs, which may fail or suffer delays that adversely affect their commercial viability.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the FDA, European Medicines Agency (EMA) or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results.
●	Our product candidates may cause serious adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.
●	If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.

●	We have limited resources and are currently focusing the majority of our efforts on developing EDG-5506 for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.
●	We face significant competition and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted.
●	Interim, topline and preliminary data from our clinical trials that we announce or publish may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We may not be successful in our efforts to develop a proprietary drug discovery platform to build a pipeline of product candidates.
●	We may develop EDG-5506 and potentially other programs in combination with other therapies, which would expose us to additional risks.
●	The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production.
●	Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.
●	Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
●	The patient population suffering from Duchenne, Becker and Limb-girdle muscular dystrophy is small and has not been established with precision.
●	The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable.
●	Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.
●	Our success depends on our ability to protect our intellectual property and our proprietary technologies.
●	We rely, and expect to continue to rely, on third parties to conduct our clinical trials and those third parties may not perform satisfactorily.
●	We contract with third parties for the production of our product candidates.
●	Our reliance on third parties may require us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
●	If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.
●	Our operations and financial results could be adversely impacted by public health pandemics, such as COVID-19 and other related outbreaks in the United States and the rest of the world.

Risks Related to Our Financial Position, Need for Additional Capital and Limited Operating History

We have a limited operating history, some of our product candidates are early in development and we have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.

We are a clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are developing precision medicines for rare neuromuscular diseases which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. We commenced operations in 2017, have no products approved for commercial sale and have not generated any revenue. In July 2022, we initiated a Phase 2 clinical trial for our lead product candidate, EDG-5506, and in September 2023, we initiated a Phase 1 clinical trial of our product candidate EDG-7500. We have not yet initiated clinical trials for any other product candidate, including product candidates from our EDG-003 cardiometabolic discovery program. Since our inception in 2017, we have devoted substantially all of our focus and financial resources to discovering, identifying and developing potential product candidates, including advancing our development programs, conducting preclinical studies of our product candidates and initiating clinical trials, organizing and staffing our company, business planning, raising capital and securing related intellectual property rights.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock and public offerings of our common stock. Our net loss was $100.2 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $244.8 million. We are advancing EDG-5506 and EDG-7500 in clinical development. Our other programs, including EDG-003, are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

●	successful and timely completion of preclinical and clinical development of EDG-5506, EDG-7500, and product candidates from our EDG-003 cardiometabolic discovery program and our other future product candidates and programs;
●	establishing and maintaining relationships with CROs and clinical sites for the clinical development of EDG-5506, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any other future product candidates and programs;
●	the initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
●	acceptable frequency and severity of adverse events in the clinical trials;
●	the efficacy and safety profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
●	complying with any required post-marketing approval commitments to applicable regulatory authorities;
●	developing an efficient and scalable manufacturing process for our product candidates;
●	establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;
●	successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
●	a continued acceptable safety profile following any marketing approval of our product candidates;
●	commercial acceptance of our product candidates by patients, the medical community and third-party payors;
●	timely receipt of reimbursement from applicable authorities for any product candidates for which we successfully receive regulatory approval;
●	satisfying any required post-marketing approval commitments to applicable regulatory authorities;
●	identifying, assessing and developing new product candidates;
●	obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protecting our rights in our intellectual property portfolio;
●	defending against third-party infringement claims, if any;

●	entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	obtaining coverage and adequate reimbursement by third-party payors for our products and patients’ willingness to pay in the absence of such coverage and adequate reimbursement;
●	obtaining additional funding to develop and potentially manufacture and commercialize our product candidates;
●	addressing any competing therapies and technological and market developments;
●	managing costs, including any unforeseen costs, that we may incur as a result of nonclinical study or clinical trial delays due to COVID-19 or other public health outbreaks or emergencies, inflation or other causes; and
●	attracting, hiring and retaining qualified personnel, including clinical, scientific, management and administrative personnel.

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

As of December 31, 2023, we had $318.4 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. We filed on April 1, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000. On September 14, 2022, a prospectus supplement to the shelf registration statement pursuant to which we issued and sold $138.0 million of our common stock. On June 16, 2023, we entered into a Sales Agreement (Sales Agreement) with BofA Securities, Inc. (BofA Securities) under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $125,000,000 from time to time, through an “at the market offering” program (ATM Program). Effective January 19, 2024, we suspended and terminated the prospectus related to the ATM Program. On January 19, 2024, we filed an amendment to our shelf registration statement on Form S-3MEF with the SEC that increased the limit of our securities offerings by an additional $37,919,578. We then filed a prospectus supplement to the shelf registration statement on the same day pursuant to which we issued and sold $240.0 million of our common stock in the January 2024 Offering which closed on January 23, 2024. Although we do not have any availability under such shelf registration statement, we intend to in the future file a shelf registration statement for additional equity or debt offerings. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Until such time, if ever, as we can generate substantial revenues, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. As summarized in the risk factor entitled, “We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.”, we have previously raised capital under our shelf registration statement that was filed on April 1, 2022 with the SEC that became effective on May 5, 2022. Although we do not have any availability under such shelf registration statement, we intend to in the future file a shelf registration statement for additional equity or debt offerings.

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (Tax Act) as amended by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. Our state NOLs may be subject to similar or different limitations. As of December 31, 2023, we had available federal NOL carryforwards of approximately $109.4 million, of which $108.2 million do not expire, and state NOL carryforwards of approximately $114.3 million, of which $32.8 million do not expire.

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

We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the United States recently enacted the Inflation Reduction Act of 2022, which imposes a 1% non-deductible excise tax on certain stock buybacks and a 15% alternative minimum tax on global adjusted financial statement income. In addition, beginning in 2022, the Tax Act eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years, and this requirement may impact our effective tax rate and our cash tax liability in future years. When and if we achieve profitability, these changes may cause us to pay federal income taxes earlier than under prior law and may increase our total federal tax liability attributable to orphan drug programs and other research and development activities. However, recently proposed tax legislation, if enacted, would restore the ability to deduct currently domestic research and development expenditures through 2025 and would retroactively restore this benefit for 2022 and 2023. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax that has been and is being adopted by several countries, with implementation beginning in 2024. Any of these developments or changes in U.S. federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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

Our operations and financial results could be adversely impacted by public health pandemics, such as COVID-19 and other related outbreaks in the United States and the rest of the world.

Disruptions caused by the COVID-19 pandemic impacted our productivity, resulted in increased operational expenses, certain adjustments to the operations of our clinical trial, delays in the enrollment of new patients at our clinical trial site, and delays in certain supply chain activities and collecting and analyzing data from patients in our clinical trial.

To the extent we may experience any disruptions directly or indirectly through our contractors or partners as a result of any ongoing pandemic, outbreaks or other public health emergencies or disruptions, including any resurgence in COVID-19 cases in the future, that could severely impact our business and clinical trials, including:

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

The success of EDG-5506 will depend on several factors, including the following:

●	the successful and timely completion of our ongoing nonclinical studies and clinical trial of EDG-5506;
●	the initiation and successful patient enrollment and completion of additional clinical trials of EDG-5506 on a timely basis;
●	maintaining and establishing relationships with CROs and clinical sites for the clinical development of EDG-5506;
●	the frequency and severity of adverse events in clinical trials;
●	demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;
●	the timely receipt of marketing approvals for EDG-5506 from applicable regulatory authorities;
●	maintaining the ODD and RPDD for EDG-5506;
●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
●	the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of EDG-5506;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protecting our rights in our intellectual property portfolio;
●	our ability to expand EDG-5506 into multiple indications;
●	the successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety profile following any marketing approval;

●	the actual market-size, ability to identify patients and the demographics of patients eligible for our product candidates, which may be different than expected;
●	commercial acceptance by patients, the medical community and third-party payors, particularly since the product candidates we develop may be novel;
●	our ability to compete or combine with other therapies; and
●	addressing any delays, necessary adjustments and additional costs in nonclinical study and clinical trials resulting from factors related to the COVID-19 pandemic.

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

Patients in our ongoing and planned clinical trials may in the future suffer other adverse events or other side effects not observed in our preclinical studies or previous clinical trials. For example, in the single ascending dose trial for EDG-5506, dose limiting somnolence was observed at the 135 mg level. In addition, in the MAD trial for EDG-5506, the most common adverse events were dizziness and somnolence, all of which were mild and transient. In the Phase 1b clinical trial, the most common adverse event was dizziness, which was mild and transient and was consistent with observations from the ARCH trial of EDG-5506 in adults with Becker. EDG-5506 or other product candidates may be used in pediatric populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if EDG-5506 is studied in combination with other therapies, it may exacerbate adverse events associated with the therapy. Patients treated with EDG-5506 or our other product candidates may also be undergoing other therapies which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses, which could occur either during the course of our clinical trials or after participating in such clinical trials.

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

We completed enrollment of our open-label ARCH trial and DUNE Phase 2 exercise challenge study of EDG-5506 at a single clinical trial site. Our other Phase 2 clinical trials are being conducted at multiple sites. We have initiated an industry-sponsored, global, prospective registry investigating the natural history of adults with Becker aged 18 years and older. However, we may not be successful in achieving our goal of establishing natural history reference data points and identifying future eligibility for recruitment into our planned registrational trial in Becker.

We are developing product candidates for severe muscle diseases with limited patient pools from which to draw for clinical trials. Such trials may be difficult to enroll and the lack of data on these patients may negatively impact the approvability of EDG-5506. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for our planned clinical trials and monitoring such subjects adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing subjects may prove costly. Further, the treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies to try alternative therapies.

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

We are currently focusing the majority of our resources and efforts on developing EDG-5506 and EDG-7500. As a result, because we have limited resources, we may forgo or delay the pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential, including product candidates from our EDG-003 cardiometabolic discovery program. In addition, while we currently have multiple compounds in our programs, we are focusing our efforts on select product candidates from each of these programs to develop as lead product candidates in each program. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for EDG-5506, EDG-7500 and our EDG-003 cardiometabolic discovery program may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for EDG-5506, EDG-7500 or the product candidates we are currently researching, such as those from our EDG-003 cardiometabolic discovery program, we may relinquish valuable rights to our product candidates or programs through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

With EDG-5506, we expect to face competition from existing products and products in development. Approximately 70% of patients with Duchenne are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. and prednisone is also FDA-approved and is marketed by multiple companies. In March 2022, Santhera Pharmaceuticals in collaboration with ReveraGen Biopharma, commenced the new drug application (NDA) filing as a rolling submission for vamorolone, a steroid therapy for Duchenne. In October 2023, the FDA granted Agamree (vomorolone) approval in Duchenne patients 2 years and older and Catalyst Pharmaceuticals, Inc. will be commercializing this product in the US following its North America exclusive license deal with Santhera. In addition, there are four FDA conditionally approved exon skipping drugs: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked PMOs approved for the treatment of Duchenne patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of Duchenne patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. In June 2022, PTC Therapeutics presented new topline results with Translarna (ataluren), for patients with nonsense mutation Duchenne, a subset of the disease that impacts between 10% and 15% of patients. It remains unclear if the data will lead to FDA approval of Translarna, for which the company plans to engage with the FDA and submit an NDA in the future. Translarna has been conditionally approved in the European Union and Brazil for ambulatory patients aged 2 years and older with Duchenne resulting from a nonsense mutation in the dystrophin gene. However, in January 2024, the Committee for Medicinal Products for Human Use (CHMP) of the EMA delivered a negative opinion on the re-examination procedure for the conditional marketing authorization of Translarna. This is expected to result in the withdrawal of Translarna from the EMA markets. In June 2023, the FDA approved Sarepta’s Biologics License Application seeking accelerated approval of their microdystrophin gene therapy, Elevidys (delandistrogene moxeparvovec), for the treatment of ambulant individuals with Duchenne. In September 2023, Sarepta released the topline data from the Elevidys confirmatory study that missed its primary endpoint of NSAA change from baseline vs. placebo. Despite the miss on the primary endpoint, Sarepta filed for sBLA in December 2023 seeking label expansion for Elevidys without restrictions on age or ambulation status. Other companies focused on developing genetic based therapies for Duchenne that target dystrophin mechanisms include Pfizer Inc., Solid Biosciences Inc., Genethon, PepGen, Dyne Therapeutics, Avidity Biosciences, REGENXBIO, and Entrada Therapeutics. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics.

We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of Duchenne. In June 2022, Italfarmaco announced positive topline data from its completed Phase 3 trial with Givinostat, a histone deacetylase (HDAC) inhibitor, in boys with Duchenne. Italfarmico has filed for an NDA for Duchenne and has a PDUFA date of March 21, 2024. Moreover, in June 2021, Italfarmaco released top line Phase 2 data for Givinostat in Becker. Givinostat did not show a significant difference in the primary endpoint compared to placebo. The future of this program in Becker is uncertain.

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

In the field of targeted precision medicines intended to address the molecular underpinnings of HCM, competitors include Bristol-Myers Squibb (BMS), LianBio, Cytokinetics, Imbria Pharmaceuticals, and Celltrion. BMS markets Camzyos (mavacamten), a CMI intended for the treatment of adults with symptomatic NYHA class II-III oHCM. In April 2023, LianBio announced positive topline results from the Phase 3 EXPLORER-CN trial investigating mavacamten for the treatment of Chinese patients with symptomatic oHCM. To date, Camzyos (mavacamten) has secured marketing approvals in the US, Europe, and other countries across five continents. Cytokinetics is also developing a CMI, aficamten (CK-274), for which topline Phase 3 oHCM trial results were recently reported in December 2023. In June 2023, Cytokinetics initiated another Phase 3 active-comparator clinical trial of aficamten compared to metoprolol in symptomatic oHCM patients. BMS and Cytokinetics are also exploring their respective CMIs in ongoing Phase 3 nHCM clinical trials. Cytokinetics and BMS are also developing next generation CMIs for the treatment of symptomatic HCM, CK-271 and MYK-224, respectively. A Phase 2 oHCM clinical trial of MYK-224 is currently ongoing.

Non-CMI targeting drugs in development include IMB-101(Imbria Pharmaceuticals), a free fatty acid receptor antagonist, CT-G20 (Celltrion), an anti-arrhythmic cibenzoline succinate, and trientine dihydrochloride (Univar Solutions), a selective copper II chelator. In November 2023, Imbria announced Phase 2 nHCM topline results of IMB-101. We have limited knowledge of CT-G20’s Phase 1 oHCM trial status, while the trientine Phase 2 oHCM clinical trial is ongoing. A gene therapy approach, TN-201, a myosin binding protein C3-targeting gene therapy candidate being developed by Tenaya Therapeutics for genetic HCM, is currently in Phase 1b. We are aware of several preclinical HCM programs including: JN-210, a microRNA activating gene therapy approach being developed by Jaan Biotherapeutics; HTX-001, an antisense oligonucleotide approach being developed by Haya Therapeutics; CDR348T and CDR641L, both are non-coding RNA-based therapies being developed by Cardior Pharmaceuticals. We are also aware of several early-stage preclinical HCM assets being developed by DiNAQOR in collaboration with BioMarin Pharmaceuticals (BMN-293/DINA-001) and Lexeo Therapeutics (LX2022), both are gene therapy approaches for genetic HCM.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. For example, on June 26, 2023, we announced positive 12-month interim results from the ARCH open label trial of EDG-5506 in adults with Becker. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

A key element of our strategy is to leverage our proprietary drug discovery platform and our ability to design small molecule inhibitors of fast skeletal myosin to expand our pipeline of product candidates. We are leveraging our proprietary drug discovery platform and capabilities to create precision medicines for muscle diseases with high levels of unmet need. In order to do so, we must continue to invest in our proprietary drug discovery platform and development capabilities. Although our research and development efforts to date have resulted in a pipeline of product candidates, these product candidates may not be safe and effective. In addition, although we expect that our proprietary drug discovery platform will allow us to develop a diverse pipeline of product candidates across multiple therapeutic areas, we may not prove to be successful at doing so. Furthermore, we may also find that the uses of our proprietary drug discovery platform are limited because alternative uses of our therapeutics prove not to be safe or effective. Even if we are successful in building our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval or achieve market acceptance. Further, because our product candidates and development programs are based on our proprietary drug discovery platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

Duchenne and Becker are rare, genetic neuromuscular disorders. We estimate that Duchenne occurs in approximately 35,000 patients in the US, EU (5) and Japan. Becker has a much lower incidence of approximately 1 in every 18,450 live male births. We estimate that Becker occurs in approximately 12,000 patients in the US, EU (5) and Japan. The approximate global prevalence of LGMDs as a group is estimated to be from 0.56 to 5.75 per 100,000. Our estimates of the size of these patient populations are based on published studies. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Various factors may decrease the market size of our product and product candidates, including the severity of the disease, patient demographics and the response of patients’ immune systems to our product candidates. If the results of these studies or our analysis of them do not accurately reflect the relevant patient population, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability.

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

Further, the FDA’s or other ex-U.S. regulators’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against FDA and other agencies, more companies may bring lawsuits against FDA to challenge longstanding decisions and policies of FDA, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could delay FDA’s review of our marketing applications. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

The FDA granted EDG-5506 Fast Track designation for the treatment of Duchenne in February 2024, and ODD for the treatment of Duchenne and Becker and RPDD for the treatment of Duchenne in November 2023. The FDA previously granted Fast Track designation for the investigation and development of EDG-5506 for the treatment of Becker. We may seek orphan drug designation for other product candidates. Even after obtaining orphan drug designation, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even after obtaining orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review. In view of the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for our one or more of our product candidates. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. The Food and Drug Omnibus Reform Act reformed the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will remain in effect through 2032, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. For example, FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We are unable to predict the future course of federal or state healthcare measures in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

In the United States, a broad variety of data protection laws and regulations may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, establishes restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the new legislation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many of these laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado has enacted a Colorado Privacy Act (CPA) in June 2021 that went into effect on July 1, 2023, with enforcement commencing on the same date. The Colorado Attorney General released its rules implementing the CPA on March 15, 2023. Connecticut, Utah and Virginia have also enacted legislation similar to the CCPA and the CPA that have taken effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that takes effect in 2024; Delaware, Iowa, New Jersey and Tennessee have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will take effect in 2026.

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

Disruptions at the FDA and other agencies, including delays or disruptions due to the COVID-19 pandemic or other public health emergencies, travel restrictions, staffing shortages, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If any prolonged government shutdown or disruption occurs, including due to any public health emergencies, resurgence in COVID-19 cases, travel restrictions, or COVID-19-related policies, staffing shortages, it could significantly impact the ability of the FDA and other regulatory authorities to timely review and process our regulatory submissions and provide feedback on our clinical development plans, which could have a material adverse effect on our business and our anticipated timelines. Further, future government shutdowns or disruptions to normal operations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of December 31, 2023, we had 88 full-time employees. Of these employees, 69 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. For example, in 2019, one of our CROs experienced a cybersecurity breach which resulted in unauthorized access to certain of our preclinical data. Additionally, in 2023, one of our CROs experienced a cyber-attack for which an investigation found that no unauthorized access to Edgewise data occurred in connection with this event. We have received phishing attacks, and companies have, in general, experienced an increase in phishing and social engineering attacks from third parties in connection with the increase in remote working, which has increased these and other cybersecurity risks. Additionally, cybersecurity researchers have warned of heightened risks of cyberattacks in connection with the Russia-Ukraine and Israel-Hamas military conflicts. Any disruption or security incident resulting in any loss, destruction, unavailability, alteration, disclosure, disruption or dissemination of, or damage or unauthorized access to, our applications, any other data processed or maintained on our behalf or other assets, or for it to be believed or reported that any of these occurred, could cause us to incur liability, financial harm and reputational damage and could contribute to delays in the development and commercialization of our product candidates. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns in systems or will prevent, or have prevented, other cyber incidents that could disrupt our programs and operations and the development of our product candidates or result in loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data and other data processed or maintained on our behalf or other assets, any of which could have a material adverse effect upon our reputation, business, operations or financial condition. Any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure, dissemination, or other processing of, personal information, including personal information regarding our clinical trial subjects or employees, or the perception that any such event has occurred, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Prior to our initial public offering (IPO), no market for shares of our common stock existed. The trading market for our common stock on The Nasdaq Global Select Market was previously limited and an active trading market for our shares may not be sustained. The lack of an active market may also reduce the fair market value of your shares. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of common stock as consideration.

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

Our affiliated principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2023, our executive officers, directors, affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 30.8% of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. Although we do not have any availability under our shelf registration statement that was filed on April 1, 2022 with the SEC that became effective on May 5, 2022, we intend to in the future file a shelf registration statement for additional equity or debt offerings.

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

The Notice indicates that, consistent with the Nasdaq Listing Rule 5605(c)(4), we have until the earlier of our next annual shareholders’ meeting or June 19, 2024 to regain compliance. In the event we do not regain compliance by this date, the Nasdaq Listing Rules require the Nasdaq’s Staff to provide written notification to us that our securities will be delisted.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, physical controls, and safeguards in place to manage such risks.

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks and reasonably address any identified gaps in existing safeguards. We also regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel to manage the risk assessment and mitigation processes.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage third parties in connection with our risk assessment processes. These third parties assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.

In addition, we require each key third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We, like any other technology company, have experienced cybersecurity incidents in the past. However, we have not previously been materially impacted by any previous cybersecurity incidents. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function through the audit committee.

Our General Counsel and our management committee on cybersecurity, which includes IT, Finance, Communications and Human Resource management, are primarily responsible to assess and manage our material risks from cybersecurity threats. Our Senior Director of IT, who is part of our management committee on cybersecurity, has been managing our cybersecurity for the last 7 years and has been certified in cybersecurity through the International Information System Security Certification Consortium.

Our General Counsel and our management committee on cybersecurity oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our General Counsel and our management committee on cybersecurity are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents include the participation of our Senior Director of IT in the management committee on cybersecurity, as well as the following:

●	Prevention – management routinely takes steps to monitor compliance of our employees and third parties with the Company’s cybersecurity policies and processes.
●	Detection - reports of potential cybersecurity incidents can come from various sources, including users, system operators, employees, or third parties that have noticed unusual or suspicious behavior in a system, network, or other operations processes. Employees, third parties, or authorities may report a potential incident via a telephone call, email, or other method to the organization. IT management will review the potential incident and determine whether it constitutes a potential incident and requires mitigation and notification of the management committee on cybersecurity.
●	Mitigation - once a cybersecurity incident has been detected, IT management performs a vulnerability analysis and, as applicable and deemed necessary, improves system defense, removes the cause of the threat, and addresses any other vulnerabilities such as viruses, malicious codes or files, trojans, backdoors, and any authorized activity, detected.
●	Remediation - remediation involves providing the technical support that is necessary to update software, repair hardware, and otherwise move our information systems toward recovery, as applicable.

Our General Counsel and Chief Financial Officer provide quarterly briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports.

Item 2. Properties

Our headquarters are based in Boulder, Colorado where the company entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in January 2022. The lease includes escalating rent payments and an 8.2 year term. In February 2023, we signed an amendment to this lease to occupy additional 9,624 square feet of space. The future minimum lease payments are disclosed in Note 5 to our financial statements appearing in this Annual Report. We believe our facilities are adequate and suitable for our current needs, and that suitable additional or alternative space will be available to accommodate our operations if needed.

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

Holders of Record

As of December 31, 2023, there were approximately 8 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Use of Proceeds from the ATM Program

On June 16, 2023, we entered into a Sales Agreement with BofA Securities under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $125,000,000 from time to time, through an ATM Program. Through December 31, 2023 we have sold 6,928,044 shares of common stock under the ATM Program at a weighted average price of $7.63 per share. The gross proceeds were $52.9 million, and the net proceeds were $52.6 million after deducting underwriting discounts and commissions of $0.1 million and offering expenses of $0.2 million. On January 19, 2024, we filed a prospectus supplement to suspend the ATM Program.

There has been no material change in the planned use of proceeds from the ATM Program as described in our final prospectus filed with the SEC on June 16, 2023 pursuant to Rule 424(b)(5). We invested the funds received in interest-bearing investment-grade securities.

Use of Proceeds from Underwritten Registered Direct Offering

On January 23, 2024, we completed the January 2024 Offering and issued 21,818,182 shares of our common stock at a price of $11.00 per share. The gross proceeds from the January 2024 Offering were $240.0 million.

There has been no material change in the planned use of proceeds in our January 2024 Offering as described in our final prospectus filed with the SEC on January 19, 2024 pursuant to Rule 424(b)(5). We invested the funds received in interest-bearing investment-grade securities.

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

Overview

Since our inception in 2017, our precision medicine muscle platform has generated several programs to address a variety of muscle diseases. We are advancing two clinical-stage programs and a number of preclinical programs.

The Company’s deep expertise in muscle physiology is driving a new generation of first-in-class therapeutics. EDG-5506 is an orally administered skeletal myosin inhibitor in multiple Phase 2 clinical trials, including a pivotal cohort, in patients with either Becker, Duchenne, and Limb-Girdle muscular dystrophies or McArdle Disease. EDG-7500, currently in a Phase 1 trial, is a novel cardiac sarcomere modulator for the treatment of hypertrophic cardiomyopathy (HCM) and other disorders of cardiac diastolic dysfunction. We also continue to advance preclinical exploration, including novel cardiometabolic targets. From this foundation and our dedication to muscle physiology and function, we will build a leading global biopharmaceutical company driving advances to improve the lives of people suffering from muscle diseases.

As a clinical-stage biopharmaceutical company, we are focused on the discovery, development and commercialization of innovative treatments for severe muscle diseases for which there is significant unmet medical need. Guided by our holistic drug discovery approach to targeting the muscle as an organ, we have combined our foundational expertise in muscle biology and small molecule engineering to build our proprietary, muscle focused drug discovery platform. Our platform utilizes custom-built high throughput and translatable systems that measure integrated muscle function in whole organ extracts to identify small molecule precision medicines regulating key proteins in muscle tissue, initially focused on addressing rare neuromuscular and cardiac diseases. We have developed and characterized a library of novel sarcomere modulators exhibiting a broad range of pharmacological and pharmacokinetic (PK) properties regulating disease-related muscle biology.

We have incurred significant losses since the commencement of our operations. Our net losses were $100.2 million and $67.6 million for the year ended December 31, 2023 and 2022, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of December 31, 2023, we had an accumulated deficit of $244.8 million. To date, we have financed our operations primarily through private placements of convertible preferred stock, and public offerings of our common stock. From inception through December 31, 2023, these private placements have provided gross proceeds of $160.7 million, and the initial public offering, follow-on public offering and issuance of our common stock under an “at the market offering” program (the ATM Program) have generated net proceeds of $367.8 million. We believe that our existing cash and cash equivalents and marketable securities of $318.4 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As of December 31, 2023 we have initiated four Phase 2 clinical trials for EDG-5506 (CANYON, LYNX, FOX and DUNE) and a potentially registrational, or pivotal cohort in individuals with Becker (GRAND CANYON). As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance EDG-5506, EDG-7500, a product from our EDG-003 cardiometabolic discovery program through clinical trials and additional product candidates enter clinical trials; continue to develop our proprietary drug discovery platform; continue to discover and develop additional product candidates; and hire additional personnel.

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

Results of Operations

Comparison of the years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022	Change

	(in thousands)
Operating expenses:
Research and development	$90,905	$54,032	$36,873
General and administrative	23,452	17,626	5,826
Total operating expenses	114,357	71,658	42,699
Loss from operations
Interest income	14,194	4,018	10,176
Net loss	$100,163	$67,640	$32,523

Research and development expenses

The following table summarizes our research and development expenses:

	Year ended December 31,
	2023	2022	Change

	(in thousands)
External research and development expenses:
EDG-5506 clinical program	$34,832	$19,997	$14,835
EDG-7500 clinical program	8,996	—	8,996
Discovery and preclinical	13,347	15,029	(1,682)
Internal costs, including personnel related	33,730	19,006	14,724
Total research and development expenses	$90,905	$54,032	$36,873

Research and development expenses were $90.9 million for the year ended December 31, 2023 compared to $54.0 million for the year ended December 31, 2022. The increase of $36.9 million was driven by $14.8 million of higher research and development expenses related to our EDG-5506 program which consisted of $5.0 million incurred in connection with our GRAND CANYON, MESA and FOX trials which were not active during the comparable period in 2022, $7.0 million of increased clinical trial activity in our CANYON, LYNX and DUNE studies from site activations and patient enrollment and $2.8 million of increased product candidate manufacturing costs to support current and future trials. Internal costs, including personnel related increased $14.7 million due largely to expenses associated with increased employee headcount, including stock-based compensation expense to support the growth of our research and development programs. EDG-7500 clinical program expenses of $9.0 million are now shown separately in the above table due to advancing into a Phase 1 clinical trial during the third quarter of 2023. These expenses include nonclinical costs of $3.8 million, clinical trial costs of $3.2 million, product candidate manufacturing costs of $1.4 million and $0.6 million in other development costs. Discovery and preclinical expenses decreased $1.7 million primarily due to reclassification of EDG-7500 costs which are now shown separately.

General and administrative expenses

General and administrative expenses were $23.5 million for the year ended December 31, 2023 compared to $17.6 million for the year ended December 31, 2022. The increase of $5.8 million was primarily related to $4.3 million in increased personnel-related costs from increased headcount, including stock-based compensation to support our growing research and development efforts and $2.3 million in increased professional and consulting costs and other administrative costs which was partially offset by a $0.8 million decrease in directors’ and officers’ insurance.

Interest income

Interest income was $14.2 million and $4.0 million for the years ended December 31, 2023 and 2022, respectively. The increase of $10.2 million was primarily due to higher balances for our marketable securities and higher interest rates.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception through December 31, 2023, these private placements have provided gross proceeds of $160.7 million, and the initial public offering, follow-on public offering and issuance of our common stock under the ATM Program have generated net proceeds of $367.8 million. Following December 31, 2023, the ATM Program generated an additional net proceeds of $7.0 million. We also generated gross proceeds of $240.0 million from our underwritten registered direct offering in January 2024. As of December 31, 2023, we had cash, cash equivalents and marketable securities in the amount of $318.4 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year ended December 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(91,948)	$(52,635)
Net cash provided by (used in) investing activities	102,886	(70,577)
Net cash provided by financing activities	53,166	129,639
Net increase in cash and cash equivalents	$64,104	$6,427

Operating activities

Cash used in operating activities in the year ended December 31, 2023 was primarily driven by our net loss for the period of $100.2 million, and was also impacted by changes in operating assets and liabilities which increased net working capital by $1.6 million. Cash used in operating activities was reduced by non-cash charges of $9.8 million relating to stock-based compensation expense of $17.6 million, depreciation of $1.6 million and amortization of right-of-use asset of $0.2 million, which was partially offset by amortization of premium and accretion of discounts, net on marketable securities of $9.5 million.

Cash used in operating activities in the year ended December 31, 2022 was primarily driven by our net loss for the period of $67.6 million, and was also impacted by changes in operating assets and liabilities which decreased net working capital by $4.1 million. Cash used in operating activities was reduced by non-cash charges of $10.9 million relating to stock-based compensation expense of $10.9 million, depreciation of $0.4 million and amortization of right-of-use asset of $0.2 million, which was partially offset by amortization of premium and accretion of discounts, net of marketable securities of $0.5 million.

Investing activities

Cash provided by investing activities during the year ended December 31, 2023 amounted to $102.9 million which was due to $255.9 million in purchases of marketable securities and $5.7 million for leasehold improvements for our new facility and the purchase of equipment, which was partially offset by $344.4 million in maturities of marketable securities and $20.1 million in sales of marketable securities.

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

Financing activities

Cash provided by financing activities during the year ended December 31, 2023 was $53.2 million, which was due to $52.6 million in net proceeds from the ATM Program, cash proceeds $0.6 million in proceeds from the employee stock purchase plan and $0.1 million from the issuance of common stock upon the exercise of stock options, which was offset by $0.2 million for the payment of deferred offering costs.

Cash provided by financing activities during the year ended December 31, 2022 was $129.6 million, which was due to $129.2 in net proceeds from the September 2022 Offering, cash proceeds of $0.4 million from the issuance of common stock upon the exercise of stock options, $0.3 million for the payment of deferred offering costs and $0.3 million in proceeds from the employee stock purchase plan.

Funding requirements

We will continue to require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. Although we do not have any availability under our shelf registration statement that was filed on April 1, 2022 with the SEC that became effective on May 5, 2022, we intend to in the future file a shelf registration statement for additional equity or debt offerings. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. In addition, we expect to continue to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

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

Our short-term material cash requirements as of December 31, 2023 are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We have entered into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

In addition, we exclusively licensed intellectual property from The Ohio State Innovation Foundation (OSIF) in a license agreement that was made effective November 20, 2020. Under the license agreement, we were obligated to make payments to OSIF aggregating up to $1.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified development and regulatory approval milestones and approximately $2.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified sales milestones. We were also obligated to pay low single-digit royalties to OSIF based on net sales by us and our affiliates and sublicensees of each product covered by the OSIF licensed patent rights. In addition, in the event we sublicensed the OSIF licensed patent rights, we were obligated to pay OSIF a specified portion of income we receive from sublicensing. On July 27, 2023, we provided notice to OSIF to terminate the license agreement because the licensed technology is no longer relevant to the Company’s business. The license agreement was terminated effective, October 25, 2023, and as a result we no longer have any payment obligations to OSIF. As of December 31, 2023, the Company has paid $0.7 million for license fees and milestones achieved in connection with the license agreement.

Our long-term cash requirements as of December 31, 2023 includes our lease obligations. In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado which includes escalating rent payments and an 8.2 year term, plus our share of operating expenses. In February 2023, the lease was modified to occupy an additional 9,624 square feet of office space, with aggregate payments of approximately $1.5 million over the initial 7.3 year term, plus our share of operating expenses. As of December 31, 2023, our total operating lease liability balance is $5.4 million, of which $1.0 million is a current liability.

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

Recently Issued Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements that were adopted in 2023.

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

INDEX TO FINANCIAL STATEMENTS

EDGEWISE THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Edgewise Therapeutics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Edgewise Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado

February 22, 2024

EDGEWISE THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	As of	As of
	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$86,097	$21,993
Marketable securities, available for sale	232,296	329,954
Prepaid expenses and other assets	8,604	5,052
Total current assets	326,997	356,999

Property and equipment, net	10,443	8,533
Operating lease right-of-use asset	2,247	1,318
Other non-current assets	348	251

Total assets	$340,035	$367,101

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$4,025	$6,105
Accrued compensation	5,695	4,032
Accrued other expenses	6,071	5,840
Operating lease liability, current portion	980	608
Total current liabilities	16,771	16,585
Operating lease liability, net of current portion	4,434	3,800

Total liabilities	21,205	20,385

Commitments and contingencies (see note 5)

Stockholders' equity:
Preferred stock, $.0001 par value per share; 200,000,000 shares authorized and no shares issued or outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 70,453,342 shares and 63,257,376 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	7	6
Additional paid-in capital	563,487	492,665
Accumulated other comprehensive income (loss)	99	(1,355)
Accumulated deficit	(244,763)	(144,600)
Total stockholders' equity	318,830	346,716

Total liabilities and stockholders' equity	$340,035	$367,101

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year ended December 31,
	2023	2022

Operating expenses
Research and development	$90,905	$54,032
General and administrative	23,452	17,626
Total operating expenses	114,357	71,658

Loss from operations	(114,357)	(71,658)

Other income
Interest income	14,194	4,018
Total other income	14,194	4,018

Net loss	(100,163)	(67,640)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	1,454	(841)
Total comprehensive loss	$(98,709)	$(68,481)

Net loss per share, basic and diluted	$(1.57)	$(1.26)
Weighted-average shares outstanding, basic and diluted	63,723,600	53,593,753

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2021	49,500,308	$5	$351,852	$(514)	$(76,960)	$274,383
Issuance of common stock, net of offering costs	13,372,093	1	129,164	—	—	129,165
Exercise of stock options	336,838	—	405	—	—	405
Purchase of common stock under employee stock purchase plan	48,137	—	320	—	—	320
Stock-based compensation	—	—	10,924	—	—	10,924
Other comprehensive loss	—	—	—	(841)	—	(841)
Net loss	—	—	—	—	(67,640)	(67,640)
Balance as of December 31, 2022	63,257,376	$6	$492,665	$(1,355)	$(144,600)	$346,716
Issuance of common stock, net of offering costs	6,928,044	1	52,549	—	—	52,550
Exercise of stock options and vesting of restricted stock units	172,663	—	117	—	—	117
Purchase of common stock under employee stock purchase plan	95,259	—	596	—	—	596
Stock-based compensation	—	—	17,560	—	—	17,560
Other comprehensive income	—	—	—	1,454	—	1,454
Net loss	—	—	—	—	(100,163)	(100,163)
Balance as of December 31, 2023	70,453,342	$7	$563,487	$99	$(244,763)	$318,830

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(100,163)	$(67,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,551	368
Stock-based compensation	17,560	10,924
Amortization (accretion) of premium (discount) on marketable securities, net	(9,517)	(543)
Amortization of right-of-use asset	181	170
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,553)	(1,452)
Accounts payable	(92)	47
Accrued compensation	1,663	1,235
Accrued other expenses and other liabilities	526	1,336
Lease liability	(104)	2,920
Net cash used in operating activities	(91,948)	(52,635)

Cash flows from investing activities
Purchases of marketable securities	(255,866)	(292,388)
Sales of marketable securities	20,118	30,574
Maturities of marketable securities	344,379	196,783
Purchases of property and equipment	(5,745)	(5,546)
Net cash provided by (used in) investing activities	102,886	(70,577)

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting discounts and commissions and offering costs	52,618	129,165
Exercise of stock options	117	405
Payment of deferred offering costs	(165)	(251)
Proceeds from Employee Stock Purchase Plan	596	320
Net cash provided by financing activities	53,166	129,639

Net change in cash and cash equivalents	64,104	6,427
Cash and cash equivalents at beginning of period	21,993	15,566
Cash and cash equivalents at end of period	$86,097	$21,993
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability, net of tenant improvement receivable	$1,110	$1,488
Property and equipment purchases included in accounts payable and accrued other expenses	$227	$2,510

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

NOTE 1  DESCRIPTION OF BUSINESS

Organization and Description of Business

Edgewise Therapeutics, Inc. (the Company) was incorporated as a Delaware corporation in May 2017, and it is headquartered in Boulder, Colorado. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for severe muscle diseases for which there is significant unmet medical need. The Company’s lead product candidate, EDG-5506, is an orally administered small molecule designed to address the root cause of dystrophinopathies including Duchenne muscular dystrophy (Duchenne) and Becker muscular dystrophy (Becker). The Company is currently studying EDG-5506 in Phase 2 trials, which are being held in the U.S. and certain countries in Europe. In addition, the Company has initiated the Phase 1 study of EDG-7500, for the potential treatment of hypertrophic cardiomyopathy (HCM). The Company is using its proprietary drug discovery platform to develop a pipeline of precision medicine product candidates that target key muscle proteins and modulators to address a broad array of genetically defined muscle disorders.

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

Liquidity and Capital Resources

The Company has an accumulated deficit of $244.8 million and, cash, cash equivalents and marketable securities of $318.4 million as of December 31, 2023. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. The Company filed on April 1, 2022, a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (SEC) that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000.

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

On June 16, 2023, the Company entered into a Sales Agreement (Sales Agreement) with BofA Securities, Inc. (BofA Securities) under which the Company may offer and sell shares of common stock, having aggregate sales proceeds of up to $125,000,000 from time to time, through an “at the market offering” program (ATM Program) under which BofA Securities will act as sales agent. On April 1, 2022, the Company entered into a Sales Agreement (Prior Sales Agreement) with Cowen and Company, LLC (Cowen), as agent, pursuant to which the Company was permitted to issue and sell shares of its common stock, having an aggregate offering price of up to $125,000,000 (Placement Shares), from time to time through Cowen. Prior to termination, the Company had not sold any Placement Shares under the Prior Sales Agreement. During the year ended December 31, 2023, the Company sold 6,928,044 shares of common stock under the ATM Program at a weighted average price of $7.63 per share. The gross proceeds were $52.9 million, and the net proceeds were $52.6 million after deducting underwriting discounts and commissions of $0.1 million and offering expenses of $0.2 million.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $318.4 million of cash, cash equivalents and marketable securities on hand as of December 31, 2023 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

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

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of December 31, 2023 and 2022 primarily consist of money market funds and cash.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of December 31, 2023 and December 31, 2022 were $0.3 million. Such costs are classified in other non-current assets in the accompanying balance sheets.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value. There were no impairment charges or long-lived assets disposed of during the years ended December 31, 2023 and 2022.

Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases.

Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if such deferred tax assets are deemed more likely than not that some or all of the deferred tax assets will not be realized. Historically, the Company has not recognized these potential benefits in its financial statements and has fully reserved for such net deferred tax assets, as it believes it is more likely than not that the full benefit of these net deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years. The Company evaluated its tax positions and determined it has no uncertain tax positions as of December 31, 2023.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of December 31, 2023
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$85,897	$—	$—	$85,897
Marketable securities, available for sale:
Asset-backed securities	Level 2	10,228	12	(2)	10,238
Corporate debt securities	Level 2	82,514	66	(113)	82,467
Commercial paper	Level 2	19,457	13	(8)	19,462
U.S. government treasury and agency securities	Level 2	116,579	151	(26)	116,704
Supranational and sovereign government securities	Level 2	3,419	6	—	3,425
Total financial assets		$318,094	$248	$(149)	$318,193

	As of December 31, 2022
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$21,893	$—	$—	$21,893
Marketable securities, available for sale:
Asset-backed securities	Level 2	23,020	8	(44)	22,984
Corporate debt securities	Level 2	54,374	—	(510)	53,864
Commercial paper	Level 2	144,730	—	—	144,730
U.S. government treasury and agency securities	Level 2	54,672	—	(624)	54,048
Supranational and sovereign government securities	Level 2	54,513	13	(198)	54,328
Total financial assets		$353,202	$21	$(1,376)	$351,847

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, U.S. government treasury and agency securities, and supranational and sovereign government securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the years ended December 31, 2023 and 2022, there were no transfers of financial assets between Level 1 and Level 2. As of December 31, 2023, the remaining contractual maturities of $232.2 million of marketable securities were less than one year.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at December 31, 2023 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Statements (Topic 326) (ASU 2016-13), which intends to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. ASU 2016-13 was adopted on January 1, 2023 and the adoption of the new standard did not have a material impact on the Company's financial statements. The Company monitors credit losses at each reporting period.

Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is expected to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities on an annual basis to disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. This ASU is effective beginning with the Company’s 2025 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

NOTE 3 PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of December 31, 2023 the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

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

The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. A total of 5,040,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve increases by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of December 31, 2023, there were 1,023,921 shares available for future issuance under the 2021 Plan.

Stock Options

Stock option activity for the year ended December 31, 2023 is as follows:

				Weighted
				Average
		Weighted		Remaining
		Average	Total Intrinsic	Contractual Life
	Options	Exercise Price	Value (000's)	(Years)
Outstanding as of December 31, 2022	10,642,860	$7.44
Granted	3,995,594	$7.25
Exercised	(120,092)	$0.97
Cancelled	(26,749)	$10.25
Outstanding as of December 31, 2023	14,491,613	$7.43	$65,801	8.0
Options exercisable as of December 31, 2023	6,846,023	$6.15	$42,060	7.2

The vesting of stock options is stated in each individual grant agreement, which is generally four years. As of December 31, 2023, there was unrecognized stock-based compensation cost of $44.3 million, which is expected to be recognized over weighted-average term of 2.7 years. The aggregate intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $1.0 million and $2.7 million, respectively. For options granted during the years ended December 31, 2023 and 2022, the weighted-average grant date fair value was $5.25 and $7.32 per share, respectively. In previous years, there were additional options issued outside of this plan as discussed under Founder Stock Options.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vest monthly over a four-year period that expires 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of December 31, 2023, 1,531,780 options were both outstanding and exercisable. There were no options exercised during the year ended December 31, 2023. As of December 31, 2023, there was no unrecognized stock-based compensation expense. As of December 31, 2023, the intrinsic value of options outstanding and exercisable was $16.5 million. The weighted-average remaining contractual life of stock options is 8.5 years as of December 31, 2023.

Fair Value Assumptions

The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the use of the following assumptions:

Year ended December 31,
	2023	2022
Expected term (Years)	5.44 - 6.85	5.48 - 6.85
Expected volatility	80.68% - 85.68%	81.72% - 87.47%
Risk-free interest rate	3.47% - 4.80%	1.68% - 4.18%
Expected dividend rate	-	-
Fair value common stock	$5.73 - $10.29	$6.25 - $13.60

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

Restricted Stock Units

A restricted stock unit (RSU) represents the right to receive one share of common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant and vest over 3 years.

RSU activity for the year ended December 31, 2023 is as follows:

		Weighted Average
		Grant Date
	RSUs	Fair Value
Issued and unvested as of December 31, 2022	267,575	$7.98
Granted	—	$—
Vested	(89,183)	$—
Cancelled	(521)	$7.98
Issued and unvested as of December 31, 2023	177,871	$7.98

As of December 31, 2023, there was unrecognized stock-based compensation cost of $0.9 million, which is expected to be recognized over a term of 1.3 years.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. As of December 31, 2023, the Company has reserved for issuance 1,469,960 shares of common stock pursuant to the ESPP. Each offering period is approximately twelve months long. ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date.

Total stock-based compensation expense related to all equity plans, including Founder Stock Options was allocated as follows (in thousands):

	Year ended December 31,
	2023	2022
Research and development	$10,029	$6,173
General and administrative	7,531	4,751
Total stock-based compensation expense	$17,560	$10,924

NOTE 5  COMMITMENTS AND CONTINGENCIES

License Agreements

The Company exclusively licensed intellectual property from The Ohio State Innovation Foundation (OSIF) in a license agreement which was made effective November 20, 2020. Under the licensing agreement, the Company was obligated to make payments to OSIF aggregating up to $1.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified development and regulatory approval milestones and approximately $2.3 million per product covered by the OSIF licensed patent rights upon the achievement of specified sales milestones. The Company was also obligated to pay low single-digit royalties to OSIF based on net sales by the Company and its affiliates and sublicensees of each product covered by the OSIF licensed patent rights. In addition, in the event the Company sublicensed the OSIF licensed patent rights, the Company was obligated to pay OSIF a specified portion of income received from sublicensing. On July 27, 2023, the Company provided notice to OSIF to terminate the license agreement because the licensed technology is no longer relevant to the Company’s business. The license agreement was terminated effective, October 25, 2023 and as a result, the Company no longer has any payment obligations to OSIF. As of December 31, 2023, the Company has paid $0.7 million for license fees and milestones achieved in connection with the license agreement.

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

In February 2023, the New Boulder Lease was modified to occupy an additional 9,624 square feet of office space (the Expansion Space) with aggregate payments of approximately $1.5 million over the initial 7.3 year term of the lease. The Expansion space includes an improvement allowance in the amount of $0.5 million to be fully reimbursed by the lessor. As of December 31, 2023, $0 was received by the lessor under the allowance associated with the expansion space.

Under the New Boulder Lease and the Expansion Space (collectively, the Lease), the Company has the option to extend the Lease for two additional terms of five years each. The Company is obligated to pay the lessor an amount not to exceed 5% of the net rents from the property for operating costs. Such amounts are not included in the measurement of the lease liabilities and are recognized as variable lease expense when they are incurred. Variable lease expense was $0.3 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively. The Lease is classified as an operating lease.

The Company recorded lease liabilities and ROU lease assets for the Lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The option to extend the Lease was not recognized as part of the Company’s lease liabilities and ROU lease assets, as such extensions are not reasonably certain to occur. As of December 31, 2023, the weighted-average remaining lease term and the weighted-average discount rate for the Lease was 6.3 years and 6.4%, respectively. Rent expense under the Lease was $0.5 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

Future minimum lease payments under the Lease as of December 31, 2023 are as follows (in thousands):

Year Ending December 31,
2024	$1,014
2025	1,031
2026	1,048
2027	1,066
2028	1,084
Thereafter	1,382
Total undiscounted future minimum lease payments	6,625
Less: discount	(1,203)
Less: tenant improvement receivable	(8)
Total lease liability	$5,414

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the year ended December 31, 2023 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2023.

NOTE 6  INCOME TAXES

Since inception, the Company has incurred net taxable losses, and accordingly, no current provision for income taxes has been recorded. The effective income tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	As of December 31,
	2023	2022
Federal tax at statutory rate	21.0%	21.0%
Research and development credits	5.8%	3.0%
State taxes, net of federal deduction	4.9%	4.8%
Other	0.1%	0.8%
Disallowed compensation	(1.8)%	(1.2)%
Change in valuation allowance	(30.0)%	(28.4)%
Effective income tax rate	—	—

Deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets (liabilities):
Capitalized research expenses	$25,316	$10,096
Federal net operating loss carryforward	22,971	17,588
Federal and state R&D credits	8,913	3,369
State net operating loss carryforward	5,197	3,885
Stock-based compensation	4,120	2,426
Accrued expenses	1,499	1,428
Lease liability	1,411	1,137
Orphan Drug Credit	691	-
Other	53	432
Property and equipment	30	(61)
ROU asset	(586)	(340)
Total net deferred tax asset	69,615	39,960
Valuation allowance	(69,615)	(39,960)
Net deferred tax asset (liability)	$—	$—

For the period ended December 31, 2023, the Company has federal gross net operating loss (NOL) carryforwards of $109.4 million. Of this amount, $1.2 million have a limited carryforward period and will begin to expire in 2037; the remaining $108.2 million have an indefinite carryforward period. The Company also has post-apportioned gross state NOL carryforwards of $114.3 million. Of this amount, $81.5 million have a limited carryforward period and will begin to expire in 2033; the remaining $32.8 million have an indefinite carryforward period. The Company also has $8.7 million of federal research and development tax credits carryforwards, which will begin to expire in 2039 and $0.7 million of federal orphan drug tax credit carryforward, which will begin to expire in 2043. After weighing all available and positive and negative evidence, the Company determined a full valuation allowance was necessary, consistent with the prior year.

The Company is subject to income tax in multiple jurisdictions, including federal and several states. The Company has federal and state income tax returns that are open to examination from 2020 and 2019 forward, respectively. In addition, the utilization of NOLs and tax credit carryforwards, from periods prior to those previously mentioned may also be audited by the taxing authorities once utilized. As a result, the Company continuously monitors its current and prior filing positions in order to determine if any unrecognized tax positions need to be recorded. The analysis involves considerable judgement and is based on the best information available. For the period ended December 31, 2023, the Company is not aware of any positions which require an uncertain tax position liability.

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

NOTE 7  EMPLOYEE BENEFIT PLANS

In 2017, the Company established a qualified 401(k) plan which covers all employees who meet eligibility requirements. The Company’s contribution to the plan, as determined by the Company’s Board of Directors, was discretionary until September 2021 when the Company initiated a match with a maximum amount of 4% of the participant’s compensation. During the years ended December 31, 2023 and 2022, the Company made matching contributions of $0.6 million and $0.4 million, respectively.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Numerator
Net loss	$(100,163)	$(67,640)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	63,723,600	53,593,753
Net loss per share, basic and diluted	$(1.57)	$(1.26)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2023	2022
Options to purchase common stock	13,764,188	10,214,480
Unvested restricted stock units	207,628	179,177
Total	13,971,816	10,393,657

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

	As of December 31,	As of December 31,
	2023	2022
Leasehold improvements	$8,728	$—
Laboratory equipment	3,473	1,979
Computers and software	281	281
Furniture and fixtures	497	—
Construction in process	80	7,338
Property and equipment - at cost	13,059	9,598
Less: accumulated depreciation	(2,616)	(1,065)
Property and equipment - net	$10,443	$8,533

Depreciation expense was $1.6 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively.

NOTE 10  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of December 31,	As of December 31,
	2023	2022
Accrued research and development costs	$5,672	$4,782
Accrued other	399	1,058
Total accrued other expenses	$6,071	$5,840

NOTE 11  SUBSEQUENT EVENTS

Effective January 19, 2024, the Company suspended and terminated the prospectus related to the Company’s common stock (the ATM Prospectus) issuable pursuant to the terms of the Sales Agreement. As a result, the Company will not make any sales of the Company’s securities pursuant to the Sales Agreement unless and until a new prospectus, prospectus supplement or a new registration statement is filed. As of the date of the suspension of the ATM Prospectus, the Company had sold 7,560,068 shares of our common stock at an average price of $7.93 per share totaling aggregate gross proceeds of $59.9 million.

On January 23, 2024, the Company closed an underwritten registered direct offering of 21,818,182 shares of common stock at a public offering price of $11.00 per share (the January 2024 Offering). The aggregate gross proceeds from the January 2024 Offering were $240.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2023, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40236	3.1	March 30, 2021

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40236	3.2	March 30, 2021

4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated December 3, 2020.	S-1	333-253923	4.1	March 5, 2021

4.2	Specimen common stock certificate of the Registrant.	S-1	333-253923	4.2	March 5, 2021

4.3	Description of Securities.	10-K	001-40236	4.3	February 24, 2022

10.1˄	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-253923	10.1	March 5, 2021

10.2˄	2017 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-253923	10.2	March 5, 2021

10.3˄	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-253923	10.3	March 5, 2021

10.4˄	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1	333-253923	10.4	March 5, 2021

10.5˄	2021 Employee Stock Purchase Plan, as amended, and forms of agreement thereunder.	10-K	001-40236	10.5	February 23, 2023

10.6˄	Offer Letter between the Registrant and Kevin Koch, Ph.D.	S-1	333-253923	10.5	March 5, 2021

10.7˄	Offer Letter between the Registrant and Alan Russell, Ph.D.	S-1	333-253923	10.6	March 5, 2021

10.8˄	Offer Letter between the Registrant and R. Michael Carruthers.	S-1	333-253923	10.8	March 5, 2021

10.9˄	Offer Letter between the Registrant and Behrad Derakhshan, Ph.D.	S-1	333-253923	10.9	March 5, 2021

10.10˄	Offer Letter between the Registrant and John Moore.	S-1	333-253923	10.10	March 5, 2021

10.11˄	Offer Letter between the Registrant and Joanne Donovan, M.D., Ph.D.	10-Q	001-40236	10.1	May 13, 2021

10.12˄	Offer Letter between the Registrant and Marc Semigran, M.D.	10-K	001-40236	10.12	February 23, 2023

10.13˄	Executive Incentive Compensation Plan.	S-1	333-253923	10.11	March 5, 2021

10.14˄	Executive Change in Control and Severance Plan.	S-1	333-253923	10.12	March 5, 2021

10.15∧	Outside Director Compensation Policy.	10-Q	001-40236	10.1	May 11, 2023

10.16∧	Form of Restricted Stock Unit Agreement	10-Q	001-40236	10.2	May 11, 2023

10.17	Sales Agreement, dated June 16, 2023, by and between the Registrant and BofA Securities, Inc.	8-K	001-40236	1.1	June 16, 2023

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (reference is made to the signature page hereto).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

97.1	Compensation Recovery Policy	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

∧	Indicates management contract or compensatory plan.

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

Date: February 22, 2024

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kevin Koch Kevin Koch, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024
H/s/ R. Michael Carruthers R. Michael Carruthers	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2024
/s/ Peter Thompson ‘s’ Peter Thompson, M.D.	Co-Founder, Chairman and Director	February 22, 2024
/s/ Alan Russell Alan Russell, Ph.D.	Chief Scientific Officer and Director	February 22, 2024
/s/ Laura A. Brege Laura A. Brege	Director	February 22, 2024
H/s/ Badreddin Edris Badreddin Edris, Ph.D.	Co-Founder and Director	February 22, 2024
/s/ Jonathan Fox Jonathan Fox, M.D., Ph.D., FACC	Director	February 22, 2024
/s/ Jonathan Root Jonathan Root, M.D.	Director	February 22, 2024