Form 10-Q
period 2024-03-31
Edgewise Therapeutics, Inc.
filed 2024-05-09
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

(720) 262-7002

(Registrant’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	EWTX	Nasdaq Global Select Market

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

As of April 30, 2024, there were 93,398,767 of the registrant’s ordinary shares outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “likely,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the safety and efficacy, and the ability of our preclinical studies and clinical trials to demonstrate the safety and efficacy, of our product candidates, and other positive results;
●	our ability to utilize our proprietary drug discovery platform to develop a pipeline of product candidates to address muscle diseases;
●	the timing, progress and results of preclinical studies and clinical trials for sevasemten (EDG-5506), EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, potential registrational studies or cohorts and our research and development programs;
●	the timing, scope and likelihood of domestic and foreign regulatory filings and approvals, including timing of final U.S. Food & Drug Administration (FDA) approval of or Investigational New Drugs of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any other future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization, operations and marketing capabilities, relationships with other businesses and other business strategies, systems and relationships;
●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
●	the need to hire additional personnel and our ability to attract and retain such personnel;
●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting and our expectations regarding the implementation of newborn screening for muscular dystrophy;
●	our expectations regarding the approval and use of our product candidates in combination with other drugs;
●	our competitive position and the success of competing product candidates and therapies that are or may become available;
●	our estimates of the number of patients that we will enroll in our clinical trials;
●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects, of our product candidates;

●	our ability to obtain and maintain regulatory approval of our product candidates, and the timing or likelihood of regulatory filings and approvals, including our expectations to maintain the Orphan Drug Designation (ODD) and Rare Pediatric Disease Designation (RPDD) for sevasemten and our expectation to seek special designations for our other product candidates;
●	our plans relating to the further development of our product candidates, including additional indications we may pursue;
●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;
●	our expectations regarding the impact of public health pandemics, including the COVID-19 pandemic, on our business;
●	our expectations regarding the impact of Russia’s war with Ukraine, and war and instability in Israel and the surrounding region on our business;
●	our expectations regarding the impact of instability in the U.S. banking and financial services sector and other macroeconomic trends;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	our continued reliance on third parties to conduct additional preclinical studies and planned clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
●	our relationships with patient advocacy groups, key opinion leaders, regulators, the research community and payors;
●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	the pricing and reimbursement of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, if approved;
●	the rate and degree of market acceptance and clinical utility of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing which may be impacted by many factors including inflation;
●	our financial performance;
●	the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	the impact of laws and regulations; and

●	our expectations regarding the period during which we will qualify as an emerging growth company under The Jumpstart Our Business Startups Act of 2012 and a smaller reporting company under the Securities Exchange Act of 1934, as amended.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

EDGEWISE THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	As of	As of
	March 31,	December 31,
	2024	2023
Assets	(unaudited)
Current assets
Cash and cash equivalents	$30,264	$86,097
Marketable securities, available for sale	502,495	232,296
Prepaid expenses and other assets	8,668	8,604
Total current assets	541,427	326,997

Property and equipment, net	10,184	10,443
Operating lease right-of-use asset	2,195	2,247
Other non-current assets	—	348

Total assets	$553,806	$340,035

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$4,723	$4,025
Accrued compensation	2,924	5,695
Accrued other expenses	5,969	6,071
Operating lease liability, current portion	984	980
Total current liabilities	14,600	16,771
Operating lease liability, net of current portion	4,265	4,434

Total liabilities	18,865	21,205

Commitments and contingencies (see note 5)

Stockholders' equity:
Preferred stock, $.0001 par value per share; 200,000,000 shares authorized and no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 93,284,528 shares and 70,453,342 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	9	7
Additional paid-in capital	809,081	563,487
Accumulated other comprehensive income (loss)	(861)	99
Accumulated deficit	(273,288)	(244,763)
Total stockholders' equity	534,941	318,830

Total liabilities and stockholders' equity	$553,806	$340,035

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2024	2023

Operating expenses
Research and development	$27,694	$19,876
General and administrative	7,059	5,828
Total operating expenses	34,753	25,704

Loss from operations	(34,753)	(25,704)

Other income
Interest income	6,228	2,866
Total other income	6,228	2,866

Net loss	(28,525)	(22,838)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(960)	1,104
Total comprehensive loss	$(29,485)	$(21,734)

Net loss per share, basic and diluted	$(0.33)	$(0.36)
Weighted-average shares outstanding, basic and diluted	87,567,307	63,265,800

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Loss	Deficit	Total
Balance as of December 31, 2022	63,257,376	$6	$492,665	$(1,355)	$(144,600)	$346,716
Exercise of stock options	17,356	—	21	—	—	21
Stock-based compensation	—	—	3,837	—	—	3,837
Other comprehensive income	—	—	—	1,104	—	1,104
Net loss	—	—	—	—	(22,838)	(22,838)
Balance as of March 31, 2023	63,274,732	$6	$496,523	$(251)	$(167,438)	$328,840

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Loss	Deficit	Total
Balance as of December 31, 2023	70,453,342	$7	$563,487	$99	$(244,763)	$318,830
Issuance of common stock, net of offering costs	22,450,206	2	238,797	—	—	238,799
Exercise of stock options	380,980	—	1,926	—	—	1,926
Stock-based compensation	—	—	4,871	—	—	4,871
Other comprehensive loss	—	—	—	(960)	—	(960)
Net loss	—	—	—	—	(28,525)	(28,525)
Balance as of March 31, 2024	93,284,528	$9	$809,081	$(861)	$(273,288)	$534,941

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(28,525)	$(22,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	473	195
Stock-based compensation	4,871	3,837
Amortization (accretion) of premium (discount) on marketable securities, net	(3,150)	(2,075)
Amortization of right-of-use asset	52	46
Changes in assets and liabilities:
Prepaid expenses and other assets	(63)	(359)
Accounts payable	780	(160)
Accrued compensation	(2,770)	(1,958)
Accrued other expenses and other liabilities	(102)	370
Lease liability	(164)	116
Net cash used in operating activities	(28,598)	(22,826)

Cash flows from investing activities
Purchases of marketable securities	(327,603)	(16,958)
Sales of marketable securities	885	607
Maturities of marketable securities	58,707	69,761
Purchases of property and equipment	(297)	(4,368)
Net cash (used in) provided by investing activities	(268,308)	49,042

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting discounts and commissions and offering costs	239,147	—
Exercise of stock options	1,926	21
Net cash provided by financing activities	241,073	21

Net change in cash and cash equivalents	(55,833)	26,237
Cash and cash equivalents at beginning of period	86,097	21,993
Cash and cash equivalents at end of period	$30,264	$48,230
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability, net of tenant improvement receivable	$—	$1,118
Property and equipment purchases included in accounts payable and accrued other expenses	$144	$200

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1  DESCRIPTION OF BUSINESS

Organization and Description of Business

Edgewise Therapeutics, Inc. (the Company) was incorporated as a Delaware corporation in May 2017, and it is headquartered in Boulder, Colorado. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for severe muscle diseases for which there is significant unmet medical need. The Company’s lead product candidate, sevasemten (EDG-5506), is an orally administered small molecule designed to address the root cause of dystrophinopathies including Duchenne muscular dystrophy (Duchenne) and Becker muscular dystrophy (Becker). The Company is currently studying sevasemten in Phase 2 trials, which are being held in the U.S. and certain countries in Europe and Australasia. In addition, the Company has initiated a Phase 1 and Phase 2 study of EDG-7500, for the potential treatment of hypertrophic cardiomyopathy (HCM). The Company is using its proprietary drug discovery platform to develop a pipeline of precision medicine product candidates that target key muscle proteins and modulators to address a broad array of serious muscle disorders.

Risks and Uncertainties

The board of directors of the Company discusses with management macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, international conflicts, public health pandemics, cybersecurity and sanctions so that the Company can be prepared to react to new developments as they arise. The board of directors and the management of the Company are carefully monitoring these developments and the resulting economic impact on its financial condition and results of operations.

Liquidity and Capital Resources

The Company has an accumulated deficit of $273.3 million and cash, cash equivalents and marketable securities of $532.8 million as of March 31, 2024. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles.

On June 16, 2023, the Company entered into a Sales Agreement (Sales Agreement) with BofA Securities, Inc. (BofA Securities) under which the Company could offer and sell shares of common stock, having aggregate sales proceeds of up to $125,000,000 from time to time, through an “at the market offering” program (ATM Program) under which BofA Securities acted as sales agent. Effective January 19, 2024, the Company suspended and terminated the prospectus related to the Company’s common stock (the ATM Prospectus) issuable pursuant to the terms of the Sales Agreement. As of the date of the suspension of the ATM Prospectus, the Company had sold 7,560,068 shares of our common stock at a weighted average price of $7.93 per share. The gross proceeds were $59.9 million, and the net proceeds were $59.4 million after deducting underwriting discounts and commissions of $0.2 million and offering expenses of $0.3 million.

On January 23, 2024, the Company closed an underwritten registered direct offering of 21,818,182 shares of common stock at a public offering price of $11.00 per share (the January 2024 Offering). The aggregate gross proceeds from the January 2024 Offering were $240.0 million, and the net proceeds were $231.9 million after deducting underwriting discounts and commissions of $7.5 million and offering expenses of $0.6 million.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $532.8 million of cash, cash equivalents and marketable securities on hand as of March 31, 2024 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

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

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of March 31, 2024 and December 31, 2023 primarily consist of money market funds and cash.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs were $0 and $0.3 million as of March 31, 2024 and December 31, 2023, respectively. Such costs are classified in other non-current assets in the accompanying balance sheets.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value. There were no impairment charges or long-lived assets disposed of during the three months ended March 31, 2024 and 2023.

Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases.

Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if such deferred tax assets are deemed more likely than not that some or all of the deferred tax assets will not be realized. Historically, the Company has not recognized these potential benefits in its financial statements and has fully reserved for such net deferred tax assets, as it believes it is more likely than not that the full benefit of these net deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years. The Company evaluated its tax positions and determined it has no uncertain tax positions as of March 31, 2024.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of March 31, 2024
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$30,066	$—	$—	$30,066
Marketable securities, available for sale:
Asset-backed securities	Level 2	52,500	4	(136)	52,368
Corporate debt securities	Level 2	176,464	29	(283)	176,210
Commercial paper	Level 2	20,287	7	(14)	20,280
U.S. government treasury and agency securities	Level 2	221,103	18	(417)	220,704
Supranational and sovereign government securities	Level 2	33,002	—	(69)	32,933
Total financial assets		$533,422	$58	$(919)	$532,561

	As of December 31, 2023
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$85,897	$—	$—	$85,897
Marketable securities, available for sale:
Asset-backed securities	Level 2	10,228	12	(2)	10,238
Corporate debt securities	Level 2	82,514	66	(113)	82,467
Commercial paper	Level 2	19,457	13	(8)	19,462
U.S. government treasury and agency securities	Level 2	116,579	151	(26)	116,704
Supranational and sovereign government securities	Level 2	3,419	6	—	3,425
Total financial assets		$318,094	$248	$(149)	$318,193

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, U.S. government treasury and agency securities, and supranational and sovereign government securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. There were no transfers of financial assets between Level 1, Level 2, or Level 3, during the periods presented. As of March 31, 2024, the remaining contractual maturities of $391.0 million of marketable securities were less than one year and $112.4 million of marketable securities were between 1 and 2 years.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at March 31, 2024 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740: Improvements to Income Tax Disclosures. This ASU is expected to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities on an annual basis to disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. This ASU is effective beginning with the Company’s 2025 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

NOTE 3  PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of March 31, 2024 the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

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

The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. A total of 5,040,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve increases by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of March 31, 2024, there were 4,646,467 shares available for future issuance under the 2021 Plan.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vest monthly over a four-year period that expires 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of March 31, 2024, 1,531,780 options were both outstanding and exercisable. There were no options exercised during the three months ended March 31, 2024.

Total stock-based compensation expense related to all equity plans, including Founder Stock Options was allocated as follows (in thousands):

	Three months ended March 31,
	2024	2023
Research and development	$2,700	$2,115
General and administrative	2,171	1,722
Total stock-based compensation expense	$4,871	$3,837

NOTE 5  COMMITMENTS AND CONTINGENCIES

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

In February 2023, the New Boulder Lease was modified to occupy an additional 9,624 square feet of office space (the Expansion Space) with aggregate payments of approximately $1.5 million over the initial 7.3 year term of the lease. The Expansion Space includes an improvement allowance in the amount of $0.5 million to be fully reimbursed by the lessor. As of March 31, 2024, $0 was received by the lessor under the allowance associated with the Expansion Space.

Under the New Boulder Lease and the Expansion Space (collectively, the Lease), the Company has the option to extend the Lease for two additional terms of five years each. The Company is obligated to pay the lessor an amount not to exceed 5% of the net rents from the property for operating costs. Such amounts are not included in the measurement of the lease liabilities and are recognized as variable lease expense when they are incurred. Variable lease expense was $0.1 million for both the three months ended March 31, 2024 and 2023. The Lease is classified as an operating lease.

The Company recorded lease liabilities and ROU lease assets for the Lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The option to extend the Lease was not recognized as part of the Company’s lease liabilities and ROU lease assets, as such extensions are not reasonably certain to occur. As of March 31, 2024, the weighted-average remaining lease term and the weighted-average discount rate for the Lease was 6.0 years and 6.4%, respectively. Rent expense under the Lease was $0.1 million for the three months ended March 31, 2024 and 2023.

Future minimum lease payments under the Lease as of March 31, 2024 are as follows (in thousands):

Year Ending December 31,
2024, remaining	$764
2025	1,031
2026	1,048
2027	1,066
2028	1,084
Thereafter	1,380
Total undiscounted future minimum lease payments	6,373
Less: discount	(1,116)
Less: tenant improvement receivable	(8)
Total lease liability	$5,249

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2024 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2024.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended March 31,
	2024	2023
Numerator
Net loss	$(28,525)	$(22,838)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	87,567,307	63,265,800
Net loss per share, basic and diluted	$(0.33)	$(0.36)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three months ended March 31,
	2024	2023
Options to purchase common stock	15,813,600	12,225,627
Unvested restricted stock units	171,805	267,575
Total	15,985,405	12,493,202

NOTE 7  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Leasehold improvements	$8,739	$8,728
Laboratory equipment	3,630	3,473
Computers and software	296	281
Furniture and fixtures	497	497
Construction in process	111	80
Property and equipment, at cost	13,273	13,059
Less: accumulated depreciation	(3,089)	(2,616)
Property and equipment, net	$10,184	$10,443

Depreciation expense was $0.5 million $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 8  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Accrued research and development costs	$5,071	$5,672
Accrued other	898	399
Total accrued other expenses	$5,969	$6,071

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Edgewise Therapeutics, Inc. should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report), and the audited financial statements and notes included in our Annual Report on Form 10-K (Annual Report), filed with the Securities and Exchange Commission, on February 22, 2024. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk Factors” to gain an understanding of the factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

Since our inception in 2017, we have been drawing on our deep expertise in muscle physiology to drive the next generation of first-in-class therapeutics to address a variety of severe muscle diseases. We are advancing two clinical-stage programs and a number of preclinical programs. Sevasemten (EDG-5506) is an orally administered skeletal myosin inhibitor in a pivotal stage trial for Becker muscular dystrophy as well as ongoing phase 2 programs in Duchenne muscular dystrophy. EDG-7500, currently in a Phase 1 and Phase 2 trial, is a novel cardiac sarcomere modulator for the treatment of hypertrophic cardiomyopathy (HCM) and other disorders of diastolic dysfunction. We also continue to advance our preclinical pipeline, including characterization of novel cardiometabolic targets. From this foundation and our dedication to muscle physiology and function, we will build a leading global biopharmaceutical company driving advances to improve the lives of people suffering from muscle diseases.

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

We have incurred significant losses since the commencement of our operations. Our net losses were $28.5 million and $22.8 million for the three months ended March 31, 2024 and 2023, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of March 31, 2024, we had an accumulated deficit of $273.3 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception through March 31, 2024, these private placements have provided gross proceeds of $160.7 million, and the initial public offering, follow-on public offering, issuance of our common stock under an “at the market offering” program (the ATM Program), and underwritten registered direct offering have generated net proceeds of $606.6 million. We believe that our existing cash and cash equivalents and marketable securities of $532.8 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

Macroeconomic and Geopolitical Developments

We are monitoring macroeconomic and geopolitical developments, such as inflation, instability in the banking and financial services sector, tightening of the credit markets, international conflicts, public health pandemics, cybersecurity and sanctions so that the Company can be prepared to react to new developments as they arise.

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

The majority of these expenses have been incurred to advance our lead product candidate, sevasemten and to a lesser degree EDG-7500. We expect that significant additional spending will be required to progress these and other potential discoveries through the remainder of the clinical development phases. These expenses will primarily consist of expenses for the administration of clinical trials as well as manufacturing costs for clinical material supply.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. We are currently conducting four Phase 2 clinical trials for sevasemten (CANYON, LYNX, FOX and DUNE), a potentially registrational, or pivotal cohort in individuals with Becker (GRAND CANYON), and a Phase 1 and Phase 2 study for EDG-7500 (CIRRUS-HCM). As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance sevasemten, EDG-7500, a product from our EDG-003 cardiometabolic discovery program through clinical trials and additional product candidates; continue to develop our proprietary drug discovery platform; continue to discover and develop additional product candidates; and hire additional personnel.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023	Change

	(in thousands)
Operating expenses:
Research and development	$27,694	$19,876	$7,818
General and administrative	7,059	5,828	1,231
Total operating expenses	34,753	25,704	9,049
Loss from operations
Interest income	6,228	2,866	3,362
Net loss	$28,525	$22,838	$5,687

Research and development expenses

The following table summarizes our research and development expenses:

	Three months ended March 31,
	2024	2023	Change

	(in thousands)
External research and development expenses:
Sevasemten clinical program	$12,120	$7,192	$4,928
EDG-7500 clinical program	4,013	—	4,013
Discovery and preclinical	1,532	5,451	(3,919)
Internal costs, including personnel related	10,029	7,233	2,796
Total research and development expenses	$27,694	$19,876	$7,818

Research and development expenses were $27.7 million and $19.9 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $7.8 million was driven by an increase of $4.9 million in sevasemten clinical program expenses, which was primarily due to increased clinical trial activity in our GRAND CANYON, CANYON, and LYNX studies from site activations and patient enrollment, costs incurred in connection with our MESA and FOX trials which were not active during the comparable period in 2023, and higher product candidate manufacturing costs to support current and future trials. EDG-7500 clinical program expenses of $4.0 million are now shown separately in the above table due to advancing into a Phase 1 trial in the third quarter of 2023. These expenses include the trial costs as well as manufacturing costs to support current and future trials and nonclinical costs during the three months ended March 31, 2024. Internal costs increased $2.8 million, primarily related to personnel costs and stock-based compensation resulting from increased employee headcount to support the growth of our research and development programs. Discovery and preclinical expenses decreased $3.9 million primarily due to EDG-7500 costs, now shown separately, which were a significant portion of the 2023 period’s discovery and preclinical expenses along with other costs from the EDG-003 program.

General and administrative expenses

General and administrative expenses were $7.1 million and $5.8 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $1.2 million was primarily due to $1.0 million in increased personnel-related costs from increased headcount and stock-based compensation and $0.2 million in increased professional and consulting costs and other administrative costs.

Interest income

Interest income was $6.2 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $3.4 million was primarily due to higher balances and interest rates on our marketable securities during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception through March 31, 2024, these private placements have provided gross proceeds of $160.7 million, and the initial public offering, follow-on public offering, issuance of our common stock under an “at the market offering” program (the ATM Program), and underwritten registered direct offering have generated net proceeds of $606.6 million. As of March 31, 2024, we had cash, cash equivalents and marketable securities in the amount of $532.8 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(28,598)	$(22,826)
Net cash (used in) provided by investing activities	(268,308)	49,042
Net cash provided by financing activities	241,073	21
Net (decrease) increase in cash and cash equivalents	$(55,833)	$26,237

Operating activities

Cash used in operating activities during the three months ended March 31, 2024 was primarily driven by our net loss for the period of $28.5 million, and was also impacted by changes in operating assets and liabilities which increased net working capital by $2.3 million. Cash used in operating activities was reduced by non-cash charges of $2.2 million relating to stock-based compensation expense of $4.9 million, amortization of premium and accretion of discounts, net on marketable securities of $3.2 million, depreciation of $0.5 million and amortization of right-of-use asset of $0.1 million.

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

Investing activities

Cash used in investing activities during the three months ended March 31, 2024 amounted to $268.3 million, which was due to $327.6 million in purchases of marketable securities and $0.1 million for purchases of equipment, which was partially offset by $58.7 million in maturities of marketable securities and $0.9 million in sales of marketable securities.

Cash provided by investing activities during the three months ended March 31, 2023 amounted to $49.0 million, which was due to $69.8 million in maturities of marketable securities and $0.6 million in sales of marketable securities, which was partially offset by $17.0 million in purchases of marketable securities and $4.4 million for purchases of equipment.

Financing activities

Cash provided by financing activities during the three months ended March 31, 2024 was $241.1 million, which was due to cash proceeds of $7.0 million from the ATM Program, $240.0 million from the underwritten registered direct offering, and $1.9 million in proceeds from the issuance of common stock upon exercise of stock options, which was partially offset by $7.8 million for the payment of underwriting commissions and offering costs.

Cash provided by financing activities during the three months ended March 31, 2023 was $21,000, which was due to cash proceeds from the issuance of common stock upon the exercise of stock options.

Funding requirements

We will continue to require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. Although we do not have any availability under our shelf registration statement that was filed on April 1, 2022 with the SEC that became effective on May 5, 2022 and was amended on January 19, 2024, we intend to in the future file a shelf registration statement for additional equity or debt offerings. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. In addition, we expect to continue to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	the scope, progress, results and costs of researching and developing our product candidates including:
o	conducting preclinical studies and clinical trials;
o	the costs, timing and outcome of regulatory review of our product candidates;
o	the number and characteristics of other product candidates that we pursue;
o	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
o	the costs of manufacturing products of consistent quality and obtaining sufficient inventory to support commercial launch;

o	the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
o	the cost and timing of hiring new employees to support our continued growth;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the effect of competing products that may limit market penetration of our products;
●	the ability to establish and maintain collaborations on favorable terms, if at all;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any;
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
●	the compliance and administrative costs associated with being a public company;
●	the effects of inflation on our business operations; and
●	the extent to which we acquire or invest in businesses, products, or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Our short-term material cash requirements as of March 31, 2024 are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We have entered into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

Our long-term cash requirements as of March 31, 2024 includes our lease obligations. In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado which includes escalating rent payments and an 8.2 year term, plus our share of operating expenses. In February 2023, the lease was modified to occupy an additional 9,624 square feet of office space, with aggregate payments of approximately $1.5 million over the initial 7.3 year term, plus our share of operating expenses. As of March 31, 2024 our total operating lease liability balance is $5.2 million, of which $1.0 million is a current liability.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on February 22, 2024 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2024, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K filed on February 22, 2024.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2024 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:

●	We have a limited operating history, some of our product candidates are early in development and we have no products approved for commercial sale.
●	We have not generated any revenue to date, have incurred significant net losses since our inception, and expect to continue to incur significant net losses for the foreseeable future.

●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates, if approved.
●	We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We are substantially dependent on the success of our lead product candidate, sevasemten (EDG-5506).
●	In addition to sevasemten, our prospects depend in part upon developing and commercializing EDG-7500 and product candidates from our EDG-003 cardiometabolic discovery program and discovering, developing and commercializing product candidates in future programs, which may fail or suffer delays that adversely affect their commercial viability.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the FDA, European Medicines Agency (EMA) or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results.
●	Our product candidates may cause serious adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.
●	If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.
●	We have limited resources and are currently focusing the majority of our efforts on developing sevasemten and EDG-7500 for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.
●	We face significant competition and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted.
●	Interim, topline and preliminary data from our clinical trials that we announce or publish may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We may not be successful in our efforts to develop a proprietary drug discovery platform to build a pipeline of product candidates.
●	We may develop sevasemten and potentially other programs in combination with other therapies, which would expose us to additional risks.
●	The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production.
●	Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.
●	Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

●	The patient population suffering from Duchenne, Becker and Limb-girdle muscular dystrophy is small and has not been established with precision.
●	The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable.
●	Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.
●	Our success depends on our ability to protect our intellectual property and our proprietary technologies.
●	We rely, and expect to continue to rely, on third parties to conduct our clinical trials and those third parties may not perform satisfactorily.
●	We contract with third parties for the production of our product candidates.
●	Our reliance on third parties may require us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
●	If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.
●	Our operations and financial results could be adversely impacted by public health pandemics, such as COVID-19 and other related outbreaks in the United States and the rest of the world.

Risks Related to Our Financial Position, Need for Additional Capital and Limited Operating History

We have a limited operating history, some of our product candidates are early in development and we have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.

We are a clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are developing precision medicines for rare neuromuscular diseases which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. We commenced operations in 2017, have no products approved for commercial sale and have not generated any revenue. In July 2022, we initiated the first of four Phase 2 clinical trials for our lead product candidate, sevasemten, and we initiated a Phase 1 and a Phase 2 clinical trial in September 2023 and April 2024, respectively, of our product candidate EDG-7500. We have not yet initiated clinical trials for any other product candidate, including product candidates from our EDG-003 cardiometabolic discovery program. Since our inception in 2017, we have devoted substantially all of our focus and financial resources to discovering, identifying and developing potential product candidates, including advancing our development programs, conducting preclinical studies of our product candidates and initiating clinical trials, organizing and staffing our company, business planning, raising capital and securing related intellectual property rights.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock and public offerings of our common stock. Our net loss was $28.5 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $273.3 million. We are advancing sevasemten and EDG-7500 in clinical development. Our other programs, including EDG-003, are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Our business depends entirely on the successful discovery, development, regulatory approval and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve several objectives, including:

●	successful and timely completion of preclinical and clinical development of sevasemten, EDG-7500, and product candidates from our EDG-003 cardiometabolic discovery program and our other future product candidates and programs;
●	establishing and maintaining relationships with CROs and clinical sites for the clinical development of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any other future product candidates and programs;
●	the initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
●	acceptable frequency and severity of adverse events in the clinical trials;
●	the efficacy and safety profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
●	complying with any required post-marketing approval commitments to applicable regulatory authorities;

●	developing an efficient and scalable manufacturing process for our product candidates;
●	establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;
●	successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
●	a continued acceptable safety profile following any marketing approval of our product candidates;
●	commercial acceptance of our product candidates by patients, the medical community and third-party payors;
●	timely receipt of reimbursement from applicable authorities for any product candidates for which we successfully receive regulatory approval;
●	satisfying any required post-marketing approval commitments to applicable regulatory authorities;
●	identifying, assessing and developing new product candidates;
●	obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protecting our rights in our intellectual property portfolio;
●	defending against third-party infringement claims, if any;
●	entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	obtaining coverage and adequate reimbursement by third-party payors for our products and patients’ willingness to pay in the absence of such coverage and adequate reimbursement;
●	obtaining additional funding to develop and potentially manufacture and commercialize our product candidates;
●	addressing any competing therapies and technological and market developments;
●	managing costs, including any unforeseen costs, that we may incur as a result of nonclinical study or clinical trial delays due to COVID-19 or other public health outbreaks or emergencies, inflation or other causes; and
●	attracting, hiring and retaining qualified personnel, including clinical, scientific, management and administrative personnel.

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

As of March 31, 2024, we had $532.8 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. We filed on April 1, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on May 5, 2022 and allows us to undertake various equity and debt offerings up to $400,000,000. On September 14, 2022, a prospectus supplement to the shelf registration statement pursuant to which we issued and sold $138.0 million of our common stock. On June 16, 2023, we entered into a Sales Agreement (Sales Agreement) with BofA Securities, Inc. (BofA Securities) under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $125,000,000 from time to time, through an “at the market offering” program (ATM Program). Effective January 19, 2024, we suspended and terminated the prospectus related to the ATM Program. On January 19, 2024, we filed an amendment to our shelf registration statement on Form S-3MEF with the SEC that increased the limit of our securities offerings by an additional $37,919,578. We then filed a prospectus supplement to the shelf registration statement on the same day pursuant to which we issued and sold $240.0 million of our common stock in the January 2024 Offering which closed on January 23, 2024. Although we do not have any availability under such shelf registration statement, we intend to in the future file a shelf registration statement for additional equity or debt offerings. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program, as well as develop our proprietary drug discovery platform. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated preclinical studies and clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We are not permitted to market or promote sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program or any other product candidate before we receive marketing approval from the FDA. We also expect to incur costs associated with operating as a public company. Our cash, cash equivalents and marketable securities will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise additional capital to complete the development and commercialization of our products. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

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

Until such time, if ever, as we can generate substantial revenues, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. As summarized in the risk factor entitled, “We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.”, we have previously raised capital under our shelf registration statement that was filed on April 1, 2022 with the SEC that became effective on May 5, 2022 and was amended on January 19, 2024. Although we do not have any availability under such shelf registration statement, we intend to in the future file a shelf registration statement for additional equity or debt offerings.

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (Tax Act) as amended by the Coronavirus Aid, Relief, and Economic Security Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. Our state NOLs may be subject to similar or different limitations. As of December 31, 2023, we had available federal NOL carryforwards of approximately $109.4 million, of which $108.2 million do not expire, and state NOL carryforwards of approximately $114.3 million, of which $32.8 million do not expire.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership of our stock. Our ability to utilize our NOLs and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business may adjust their operations in light of the COVID-19 pandemic or other public health emergencies. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, we experienced delays in trial initiation for our Phase 1 clinical trial of sevasemten and switched from an international third-party manufacturer to a third-party manufacturer based in the United States to minimize manufacturing supply chain disruptions as a result of COVID-19. Changing our third-party manufacturer could result in delays in our manufacturing supply chain which could delay or otherwise impact our development of sevasemten and result in increased costs related to sevasemten. Additionally, certain preclinical studies for our discovery research programs are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. We could also experience delays if our suppliers are delayed in delivering raw materials to our third-party manufacturers. For example, we experienced delays in enrolling patients for our Phase 1 clinical trial for sevasemten. In addition, our clinical trial sites could experience delays in collecting, receiving, and analyzing data from patients enrolled in our clinical trial for sevasemten due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 or other public health emergencies on the costs and timing associated with the conduct of our clinical trial and other related business activities.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidate, sevasemten. If we are unable to complete further development of, obtain approval for and commercialize sevasemten for one or more indications in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize sevasemten, our lead product candidate. We are investing the majority of our efforts and financial resources in the research and development of sevasemten. Sevasemten is in advanced clinical trials in patients with Becker, Duchenne, and Limb-Girdle muscular dystrophies as well as McArdle Disease.

Sevasemten will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote sevasemten, or any other product candidate before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of sevasemten will depend on several factors, including the following:

●	the successful and timely completion of our ongoing nonclinical studies and clinical trial of sevasemten;
●	the initiation and successful patient enrollment and completion of additional clinical trials of sevasemten on a timely basis;
●	maintaining and establishing relationships with CROs and clinical sites for the clinical development of sevasemten;

●	the frequency and severity of adverse events in clinical trials;
●	demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;
●	the timely receipt of marketing approvals for sevasemten from applicable regulatory authorities;
●	maintaining the ODD and RPDD for sevasemten;
●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
●	the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of sevasemten;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protecting our rights in our intellectual property portfolio;
●	our ability to expand sevasemten into multiple indications;
●	the successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety profile following any marketing approval;
●	the actual market-size, ability to identify patients and the demographics of patients eligible for our product candidates, which may be different than expected;
●	commercial acceptance by patients, the medical community and third-party payors, particularly since the product candidates we develop may be novel;
●	our ability to compete or combine with other therapies; and
●	addressing any delays, necessary adjustments and additional costs in nonclinical study and clinical trials resulting from factors related to public health pandemics, including the COVID-19 pandemic.

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize sevasemten, which would materially harm our business. If we do not receive marketing approvals for sevasemten, we may not be able to continue our operations.

In addition to sevasemten, our prospects depend in part upon developing and commercializing EDG -7500 and product candidates from our EDG-003 cardiometabolic discovery program and discovering, developing and commercializing product candidates in future programs, which may fail or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for and commercialize EDG-7500, product candidates from our research program currently focused on cardiometabolic indications, or EDG-003, and our lead product candidate, sevasemten. EDG-7500 is currently in a Phase 1 and a Phase 2 trial. However, research and development related to novel therapeutics is inherently risky. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

The success of other product candidates we may develop will depend on many factors, including the following:

●	generating sufficient data to support the initiation or continuation of clinical trials;
●	obtaining regulatory permission to initiate clinical trials;
●	contracting with the necessary parties to conduct clinical trials;
●	successful enrollment of patients in, and the completion of, clinical trials on a timely basis;
●	the timely manufacture of sufficient quantities of a product candidate for use in clinical trials;
●	adverse events in clinical trials; and
●	addressing any delays in our research programs resulting from factors related to public health pandemics, including the COVID-19 pandemic.

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

Although we have announced positive results from our preclinical studies and clinical trials, our product candidates’ risk of failure is high and it is impossible to predict when or if sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program or any other product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate with substantial evidence the safety and efficacy of such product candidates.

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

Patients in our ongoing and planned clinical trials may in the future suffer other adverse events or other side effects not observed in our preclinical studies or previous clinical trials. For example, in the single ascending dose trial for sevasemten, dose limiting somnolence was observed at the 135 mg level. In addition, in the MAD trial for sevasemten, the most common adverse events were dizziness and somnolence, all of which were mild and transient. In the Phase 1b clinical trial, the most common adverse event was dizziness, which was mild and transient and was consistent with observations from the ARCH trial of sevasemten in adults with Becker. Sevasemten or other product candidates may be used in pediatric populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if sevasemten is studied in combination with other therapies, it may exacerbate adverse events associated with the therapy. Patients treated with sevasemten or our other product candidates may also be undergoing other therapies which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses, which could occur either during the course of our clinical trials or after participating in such clinical trials.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. Although we have announced positive results from our preclinical studies and clinical trials, we do not know whether sevasemten or EDG-7500 will perform in current or future clinical trials as sevasemten has performed in preclinical studies or earlier clinical trials, nor do we know whether any product candidate in our EDG-003 cardiometabolic discovery program will perform in current or future preclinical studies or future clinical trials as it has in prior preclinical studies. Product candidates in clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

We completed our open-label ARCH trial and completed enrollment of the DUNE Phase 2 exercise challenge study of sevasemten at a single clinical trial site. Our other Phase 2 clinical trials are being conducted at multiple sites. We have initiated an industry-sponsored, global, prospective registry investigating the natural history of adults with Becker aged 18 years and older. However, we may not be successful in achieving our goal of establishing natural history reference data points and identifying future eligibility for recruitment into our planned registrational trial in Becker.

We are developing product candidates for severe muscle diseases with limited patient pools from which to draw for clinical trials. Such trials may be difficult to enroll and the lack of data on these patients may negatively impact the approvability of sevasemten. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for our planned clinical trials and monitoring such subjects adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing subjects may prove costly. Further, the treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies to try alternative therapies.

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

We have limited resources and are currently focusing the majority of our efforts on developing sevasemten and EDG-7500 for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are currently focusing the majority of our resources and efforts on developing sevasemten and EDG-7500. As a result, because we have limited resources, we may forgo or delay the pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential, including product candidates from our EDG-003 cardiometabolic discovery program. In addition, while we currently have multiple compounds in our programs, we are focusing our efforts on select product candidates from each of these programs to develop as lead product candidates in each program. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for sevasemten, EDG-7500 and our EDG-003 cardiometabolic discovery program may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for sevasemten, EDG-7500 or the product candidates we are currently researching, such as those from our EDG-003 cardiometabolic discovery program, we may relinquish valuable rights to our product candidates or programs through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

With sevasemten, we expect to face competition from existing products and products in development. Approximately 70% of patients with Duchenne are treated with corticosteroids to manage the inflammatory component of the disease. Deflazacort and prednisone are FDA-approved corticosteroids and are marketed by multiple companies. In March 2022, Santhera Pharmaceuticals in collaboration with ReveraGen Biopharma, commenced the new drug application (NDA) filing as a rolling submission for vamorolone, a steroid therapy for Duchenne. In October 2023, the FDA granted Agamree (vamorolone) approval in Duchenne patients 2 years and older and Catalyst Pharmaceuticals, Inc. announced commercialization of this product in the United States in March 2024 following its North America exclusive license deal with Santhera. In addition, there are four exon skipping drugs which are marketed under an accelerated approval pathway from the FDA: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked phosphorodiamidate morpholino oligomers (PMOs) approved for the treatment of Duchenne patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of Duchenne patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. In June 2022, PTC Therapeutics presented new topline results with Translarna (ataluren), for patients with nonsense mutation Duchenne, a subset of the disease that impacts between 10% and 15% of patients. It remains unclear if the data will lead to FDA approval of Translarna, for which the company plans to engage with the FDA and submit an NDA in 2024. Translarna has been conditionally approved in the European Union and Brazil for ambulatory patients aged 2 years and older with Duchenne resulting from a nonsense mutation in the dystrophin gene. However, in January 2024, the Committee for Medicinal Products for Human Use of the EMA delivered a negative opinion on the re-examination procedure for the conditional marketing authorization of Translarna. This is expected to result in the withdrawal of Translarna from the EMA markets. In June 2023, the FDA approved Sarepta’s Biologics License Application seeking accelerated approval of their microdystrophin gene therapy, Elevidys (delandistrogene moxeparvovec), for the treatment of ambulant individuals with Duchenne between the ages of four to five years. In September 2023, Sarepta released the topline data from the Elevidys confirmatory study that missed its primary endpoint of NSAA change from baseline vs. placebo. Despite the miss on the primary endpoint, Sarepta filed for sBLA in December 2023 seeking label expansion for Elevidys without restrictions on age or ambulation status. Other companies focused on developing genetic based therapies for Duchenne that target dystrophin mechanisms include Pfizer Inc., Solid Biosciences

Inc., Genethon, PepGen, Dyne Therapeutics, Avidity Biosciences, REGENXBIO, and Entrada Therapeutics. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics.

We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of Duchenne. In June 2022, Italfarmaco announced positive topline data from its completed Phase 3 trial with givinostat, a histone deacetylase (HDAC) inhibitor, in boys with Duchenne. In March 2024, the FDA approved Duvyzat (givinostat) for the treatment of Duchenne muscular dystrophy in patients six years or older. Moreover, in June 2021, Italfarmaco released top line Phase 2 data for Givinostat in Becker. Givinostat did not show a significant difference in the primary endpoint compared to placebo. The future of this program in Becker is uncertain.

With EDG-7500, we expect to face competition from existing products and products in development. Current pharmaceutical treatment is intended to improve diastolic filling in both obstructive hypertrophic cardiomyopathy (oHCM) and nonobstructive hypertrophic cardiomyopathy (nHCM) and reduce left ventricular outflow tract gradient in oHCM patients only. The goal of current therapies is to achieve meaningful symptom relief. Non-vasodilating beta blockers and non-dihydropyridine calcium channel blockers are the first-line therapies for symptomatic oHCM and nHCM patients. Commonly prescribed beta-blockers are atenolol, propranolol, and metoprolol. Verapamil and diltiazem are calcium channel blockers used in the treatment of symptomatic oHCM and nHCM. For oHCM patients who remain symptomatic, a sodium channel blocker with negative ionotropic drug properties may also be added, typically disopyramide (either Norpace, marketed by Pfizer, or a generic form marketed by several companies).

In the field of targeted precision medicines intended to address the molecular underpinnings of HCM, competitors include Bristol-Myers Squibb (BMS), LianBio, Cytokinetics, Imbria Pharmaceuticals, and Celltrion. BMS markets Camzyos (mavacamten), a CMI intended for the treatment of adults with symptomatic NYHA class II-III oHCM. In April 2023, LianBio announced positive topline results from the Phase 3 EXPLORER-CN trial investigating mavacamten for the treatment of Chinese patients with symptomatic oHCM. To date, Camzyos (mavacamten) has secured marketing approvals in the US, Europe, and other countries across five continents. Cytokinetics is also developing a CMI, aficamten (CK-274), for which topline Phase 3 oHCM trial results were recently reported in December 2023. In June 2023, Cytokinetics initiated another Phase 3 active-comparator clinical trial of aficamten compared to metoprolol in symptomatic oHCM patients. BMS and Cytokinetics are also exploring their respective CMIs in ongoing Phase 3 nHCM clinical trials, and both are also developing next generation CMIs for the treatment of symptomatic HCM, CK-271 and MYK-224, respectively. A Phase 2 oHCM clinical trial of MYK-224 is currently ongoing.

Non-CMI targeting drugs in development include IMB-101(Imbria Pharmaceuticals), a free fatty acid receptor antagonist, CT-G20 (Celltrion), an anti-arrhythmic cibenzoline succinate, and trientine dihydrochloride (Univar Solutions), a selective copper II chelator. Lexeo Therapeutics recently announced plans to investigate sotagliflozin, an SGLT1 and SGLT2 inhibitor, in a Phase 3 study of obstructive and non-obstructive HCM patients. In November 2023, Imbria announced Phase 2 nHCM topline results of IMB-101. We have limited knowledge of CT-G20’s Phase 1 oHCM trial status, while the trientine Phase 2 oHCM clinical trial is ongoing. A gene therapy approach, TN-201, a myosin binding protein C3-targeting gene therapy candidate being developed by Tenaya Therapeutics for genetic HCM, is currently in Phase 1b. We are aware of several preclinical HCM programs including: JN-210, a microRNA activating gene therapy approach being developed by Jaan Biotherapeutics; HTX-001, an antisense oligonucleotide approach being developed by Haya Therapeutics; CDR348T and CDR641L, both are non-coding RNA-based therapies being developed by Cardior Pharmaceuticals. We are also aware of several early-stage preclinical HCM assets being developed by DiNAQOR in collaboration with BioMarin Pharmaceuticals (BMN-293/DINA-001) and Lexeo Therapeutics (LX2022), both are gene therapy approaches for genetic HCM.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. For example, on April 15, 2024, we announced positive two-year topline results from the ARCH open label trial of sevasemten in adults with Becker. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program or any other product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

We may develop sevasemten and potentially other programs in combination with other therapies, which would expose us to additional risks.

We may develop sevasemten and potentially other programs, in combination with one or more currently approved therapies or therapies in development. Patients may not be able to tolerate sevasemten or any other product candidates in combination with other therapies or dosing of sevasemten in combination with other therapies may have unexpected consequences. Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor. This could result in the need to identify other combination therapies for our product candidates, or our own products being removed from the market or being less successful commercially.

We may also evaluate our product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved therapies that do not ultimately obtain marketing approval.

If the FDA, EMA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we may choose to evaluate in combination with sevasemten or any other product candidate, we may be unable to obtain approval of or successfully market any one or all of the product candidates we develop.

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

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we may explore alternate sevasemten formulations for use with pediatric patients, particularly Duchenne patients, who may have difficulty taking adult formulations. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

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

The effort to identify patients with diseases we seek to treat is in early stages and we cannot accurately predict the number of patients for whom treatment might be possible. A newborn screening initiative was put into place with the goal of identifying and providing care for every child born with Duchenne muscular dystrophy and achieving Recommended Uniform Screening Panel (RUSP) status. An Ohio newborn screening (NBS) program was announced in April 2024 in which all newborns in the state of Ohio are screened for Duchenne. A newborn screening pilot program in New York State tested this and other aspects of a comprehensive newborn screening program at a large scale. The pilot was completed in October 2021 and screened more than 36,000 babies born in New York State over two years. Four babies were confirmed to have Duchenne/Becker muscular dystrophy, and one baby was identified as a carrier female. Two other pilot programs have been successfully conducted. In June 2022, Parent Project Muscular Dystrophy, a nonprofit organization leading the fight to end Duchenne, announced that the organization submitted a nomination package to add Duchenne to the RUSP to the Advisory Committee on Heritable Disorders in Newborns and Children (ACHDNC), initiating the review process. The review process typically takes more than a year and requires two key votes of experts in NBS to move forward. In February 2023, the first key vote took place and the ACHDNC decided that more information was needed before proceeding to the second vote. Work is ongoing to provide the required additional information. However, the ACHDNC may decide that the algorithm developed for accurately detecting muscular dystrophy is not scalable or cost-effective, thus not appropriate for national and state level implementation. In addition, the ACHDNC may decide not to add Duchenne to the RUSP for other reasons. Furthermore, even if Duchenne is added to the RUSP, states may not be able to effectively implement a NBS program. This could reduce the identifiable patient population for the diseases we seek to treat and result in our therapies not being able to be initiated early in the course of the disease.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA or EMA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. Complying with new requirements and changes in other foreign regulations that apply to clinical trials and drug development activities can delay our clinical trials and regulatory approval timelines in the EU and other foreign jurisdictions. For example, the Clinical Trials Regulation EU No. 536/2014 entered into application on January 31, 2022 and is intended to simplify the current rules for clinical trial authorization and standards of performance in EU. Complying with such new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

The FDA granted sevasemten Fast Track designation for the treatment of Duchenne in February 2024, and ODD for the treatment of Duchenne and Becker and RPDD for the treatment of Duchenne in November 2023. The FDA previously granted Fast Track designation for the investigation and development of sevasemten for the treatment of Becker. EMA granted ODD for sevasemten for the treatment of Becker and Duchenne in April 2024. We may seek orphan drug designation for other product candidates. Even after obtaining orphan drug designation, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even after obtaining orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review. In view of the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

Further, the exit of the UK from the EU has created uncertainty with regard to data protection regulation in the UK. The UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover. On June 28, 2021, the European Commission issued an adequacy decision in respect of the UK’s data protection framework, allowing personal data transfers from EU member states to the UK to continue without requiring additional contractual or other measures in order to lawfully transfer personal data between the territories. This decision is subject to renewal after four years, however, and may be revisited by the European Commission at any time. In the medium and longer terms, however, the relationship between the UK and EU in relation to aspects of data protection law remains unclear, which exposes us to further compliance risk. The UK also has issued its own standard contractual clauses, similar to the SCCs, that are required to be implemented. We may incur liabilities, expenses, costs, and other operational losses relating to the GDPR, the UK GDPR, and other laws and regulations in the EU and UK relating to privacy and data protection, including those of applicable EU member states in connection with any measures we take to comply with them.

In the United States, a broad variety of data protection laws and regulations may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer

Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, establishes restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the new legislation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many of these laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado has enacted a Colorado Privacy Act (CPA) in June 2021 that went into effect on July 1, 2023, with enforcement commencing on the same date. The Colorado Attorney General released its rules implementing the CPA on March 15, 2023. Connecticut, Utah and Virginia have also enacted legislation similar to the CCPA and the CPA that have taken effect in 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that takes effect in 2024; Delaware, Iowa, New Jersey, Nebraska and Tennessee have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will take effect in 2026.

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

As of March 31, 2024, we had 92 full-time employees. Of these employees, 72 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;
●	managing our internal development efforts effectively, including the clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process for sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any other product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of our research and development, clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. For example, in 2019, one of our CROs experienced a cybersecurity breach which resulted in unauthorized access to certain of our preclinical data. Additionally, in 2023, one of our CROs experienced a cyber-attack for which an investigation found that no unauthorized access to Edgewise data occurred in connection with this event. We have received phishing attacks, and companies have, in general, experienced an increase in phishing and social engineering attacks from third parties in connection with remote working, which has increased these and other cybersecurity risks. Additionally, cybersecurity researchers have warned of heightened risks of cyberattacks in connection with Russia’s war with Ukraine, and war and instability in Israel and the surrounding region. Any disruption or security incident resulting in any loss, destruction, unavailability, alteration, disclosure, disruption or dissemination of, or damage or unauthorized access to, our applications, any other data processed or maintained on our behalf or other assets, or for it to be believed or reported that any of these occurred, could cause us to incur costs, liability, and other financial harm and reputational damage and could contribute to delays in the development and commercialization of our product candidates. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns in systems or will prevent, or have prevented, other cyber incidents that could disrupt our programs and operations and the development of our product candidates or result in loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data and other data processed or maintained on our behalf or other assets, any of which could have a material adverse effect upon our reputation, business, operations or financial condition. Any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure, dissemination, or other processing of, personal information, including personal information regarding our clinical trial subjects or employees, or the perception that any such event has occurred, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, cause us to incur costs, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Notifications and follow-up actions related to a security breach or incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss, corruption or unavailability of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the impacted data. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. We also rely on third parties to manufacture our product candidates, and for other purposes, and similar events relating to their infrastructure and systems could also have a material adverse effect on our business.

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

Our business is subject to risks associated with business operations we conduct internationally, as well as indirect impacts from our relationships with collaborators, partners, or contractors who conduct business internationally. We may seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements and reimbursement regimes in foreign countries, including changes in existing regulatory requirements and implementation of new regulatory requirements or policies that impact our clinical development and business operations in foreign countries;

●	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from preclinical studies or clinical trials;
●	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the FCPA or comparable foreign regulations;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	impact of the COVID-19 pandemic or other public health concerns on our ability to produce our product candidates and conduct clinical trials in foreign countries;
●	production or supply shortages or other disruptions resulting from any events affecting raw material supply or manufacturing capabilities abroad, including, but not limited to, impacts due to the ongoing Ukraine-Russia war, addition of certain suppliers or companies to the Unverified List or other export restrictions under the Export Administration Regulations, implementation of other export controls, restrictions or sanctions that can impact the supply chain, our business, or business operations of our suppliers, contractors or partners; and
●	business interruptions resulting from geo-political actions, including war, such as the ongoing war in Ukraine and war and instability in Israel and the surrounding region, other regional or geo-political conflicts, and terrorism.

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

General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. General inflation, including rising prices for our trial drug supply, CROs, CDMOs and rising salaries negatively impact our business by increasing our operating expenses. To the extent general inflation results in rising interest rates and has other adverse effects on the market, it may continue to adversely affect our business, financial condition and results of operations.

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

Although no third-party has asserted a claim of patent infringement against us as of the date of this periodic report, others may hold proprietary rights that could prevent our product candidates from being marketed. For example, we are aware of an issued patent that claims a method of treatment based upon a general mode of action. These claims could be alleged to cover sevasemten in certain treatment indications. While we believe that these patents are difficult to enforce and that we would have valid defenses to these claims of patent infringement, we cannot be certain that we would prevail in any dispute and we cannot be certain how an adverse determination would affect our business.

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

We may enter into license agreements in the future to advance our research or allow commercialization of product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future.

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

We do not have the ability to independently conduct our clinical trials. We currently rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our current and planned clinical trials of sevasemten and EDG-7500 and we expect to continue to rely upon third parties to conduct additional clinical trials for sevasemten, EDG-7500 and other product candidates. Third parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third-party will devote to our clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors. Some of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements with a third-party, it would delay our drug development activities.

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

We contract with third parties for the production of our product candidates for preclinical studies and, in the case of sevasemten and EDG-7500, our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. We will be relying on a single third-party manufacturer and we currently have no alternative manufacturer in place. Changing our third-party manufacturer could result in delays in our manufacturing supply chain which could delay or otherwise impact our development of sevasemten and EDG-7500 and result in increased costs related to sevasemten and EDG-7500. We do not have long-term supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. If we were to experience an unexpected loss of supply of sevasemten, EDG-7500 or any other product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and cost of, and level of investment in, research and development activities relating to our current product candidates and any future product candidates and research-stage programs, which will change from time to time;
●	our ability to enroll patients in clinical trials and the timing of enrollment;
●	the cost of manufacturing our current product candidates and any future product candidates, which may vary depending on FDA, EMA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
●	expenditures that we will or may incur to acquire or develop additional product candidates and technologies or other assets;
●	the timing and outcomes of clinical trials for sevasemten, EDG-7500 and any of our other product candidates, or competing product candidates;
●	the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
●	competition from existing and potential future products that compete with sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates or programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

●	any delays in regulatory review or approval of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program or any of our other product candidates;
●	the level of demand for sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates, if approved, which may fluctuate significantly and be difficult to predict;
●	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with sevasemten and any of our other product candidates;
●	our ability to commercialize sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
●	our ability to establish and maintain collaborations, licensing or other arrangements;
●	our ability to adequately support future growth;
●	potential unforeseen business disruptions that increase our costs or expenses;
●	future accounting pronouncements or changes in our accounting policies;
●	the changing and volatile global economic and political environment; and
●	increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trial and other related business activities.

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

As of March 31, 2024, our executive officers, directors, affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 54.0% of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Use of Proceeds from the ATM Program

On June 16, 2023, we entered into a Sales Agreement with BofA Securities under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $125,000,000 from time to time, through an ATM Program. On January 19, 2024, we filed a prospectus supplement to suspend the ATM Program. Through the suspension of the ATM program, we sold 7,560,068 shares of common stock at a weighted average price of $7.93 per share. The gross proceeds were $59.9 million, and the net proceeds were $59.4 million after deducting underwriting discounts and commissions of $0.2 million and offering expenses of $0.3 million.

There has been no material change in the planned use of proceeds from the ATM Program as described in our final prospectus filed with the SEC on June 16, 2023 pursuant to Rule 424(b)(5). We invested the funds received in interest-bearing investment-grade securities.

Use of Proceeds from Underwritten Registered Direct Offering

On January 23, 2024, we closed an underwritten registered direct offering of 21,818,182 shares of common stock at a public offering price of $11.00 per share. The aggregate gross proceeds from the underwritten registered direct offering were $240.0 million, and the net proceeds were $231.9 million after deducting underwriting discounts and commissions of $7.5 million and offering expenses of $0.6 million.

There has been no material change in the planned use of proceeds in our January 2024 Offering as described in our final prospectus filed with the SEC on January 19, 2024 pursuant to Rule 424(b)(5). We invested the funds received in interest-bearing investment-grade securities.

Repurchase of our Common Stock

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Amended and Restated Outside Director Compensation Policy	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 14d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

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

Date: May 9, 2024

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ R. Michael Carruthers
Name:	R. Michael Carruthers
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)