Form 10-Q
period 2024-06-30
Edgewise Therapeutics, Inc.
filed 2024-08-08
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

(720) 262-7002

(Registrant’s telephone number, including area code)

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

As of July 31, 2024, there were 93,772,288 of the registrant’s ordinary shares outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “likely,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the safety and efficacy, and the ability of our preclinical studies and clinical trials to demonstrate the safety and efficacy, of our product candidates, and other positive results;
●	our ability to utilize our proprietary drug discovery platform to develop a pipeline of product candidates to address muscle diseases;
●	the timing, progress and results of preclinical studies and clinical trials for sevasemten (EDG-5506), EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, potential registrational studies or cohorts and our research and development programs;
●	the timing, scope and likelihood of domestic and foreign regulatory filings and approvals, including timing of final U.S. Food & Drug Administration (FDA) approval of or Investigational New Drugs of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any other future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization, operations and marketing capabilities, relationships with other businesses and other business strategies, systems and relationships;
●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
●	the need to hire additional personnel and our ability to attract and retain such personnel;
●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting and our expectations regarding the implementation of newborn screening for muscular dystrophy;
●	our expectations regarding the approval and use of our product candidates in combination with other drugs;
●	our competitive position and the success of competing product candidates and therapies that are or may become available;
●	our estimates of the number of patients that we will enroll in our clinical trials;
●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects, of our product candidates;

●	our ability to obtain and maintain regulatory approval of our product candidates, and the timing or likelihood of regulatory filings and approvals, including our expectations to maintain the Orphan Drug Designation (ODD) and Rare Pediatric Disease Designation (RPDD) for sevasemten and our expectation to seek special designations for our other product candidates;
●	our plans relating to the further development of our product candidates, including additional indications we may pursue;
●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;
●	our expectations regarding the impact of public health pandemics, including the COVID-19 pandemic, on our business;
●	our expectations regarding the upcoming U.S. presidential elections;
●	our expectations regarding the impact of Russia’s war with Ukraine, and war and instability in Israel and the surrounding region on our business;
●	our expectations regarding the impact of instability in the U.S. banking and financial services sector and other macroeconomic trends;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	our continued reliance on third parties to conduct additional preclinical studies and planned clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
●	our relationships with patient advocacy groups, key opinion leaders, regulators, the research community and payors;
●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	the pricing and reimbursement of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, if approved;
●	the rate and degree of market acceptance and clinical utility of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing which may be impacted by many factors including inflation;
●	our financial performance;
●	the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	the impact of laws and regulations; and

●	our expectations regarding the period during which we will qualify as an emerging growth company under The Jumpstart Our Business Startups Act of 2012 and a smaller reporting company under the Securities Exchange Act of 1934, as amended.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

EDGEWISE THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	As of	As of
	June 30,	December 31,
	2024	2023
Assets	(unaudited)
Current assets
Cash and cash equivalents	$43,485	$86,097
Marketable securities, available for sale	468,266	232,296
Prepaid expenses and other assets	7,690	8,604
Total current assets	519,441	326,997

Property and equipment, net	9,897	10,443
Operating lease right-of-use asset	2,047	2,247
Other non-current assets	262	348

Total assets	$531,647	$340,035

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$6,801	$4,025
Accrued compensation	4,244	5,695
Accrued other expenses	5,143	6,071
Operating lease liability, current portion	988	980
Total current liabilities	17,176	16,771
Operating lease liability, net of current portion	3,997	4,434

Total liabilities	21,173	21,205

Commitments and contingencies (see note 5)

Stockholders' equity:
Preferred stock, $.0001 par value per share; 200,000,000 shares authorized and no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 93,643,341 shares and 70,453,342 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	9	7
Additional paid-in capital	816,304	563,487
Accumulated other comprehensive income (loss)	(1,054)	99
Accumulated deficit	(304,785)	(244,763)
Total stockholders' equity	510,474	318,830

Total liabilities and stockholders' equity	$531,647	$340,035

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Operating expenses
Research and development	$30,680	$19,559	$58,374	$39,435
General and administrative	7,427	5,780	14,486	11,608
Total operating expenses	38,107	25,339	72,860	51,043

Loss from operations	(38,107)	(25,339)	(72,860)	(51,043)

Other income
Interest income	6,610	3,870	12,838	6,736
Total other income	6,610	3,870	12,838	6,736

Net loss	(31,497)	(21,469)	(60,022)	(44,307)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(193)	(296)	(1,153)	808
Total comprehensive loss	$(31,690)	$(21,765)	$(61,175)	$(43,499)

Net loss per share, basic and diluted	$(0.34)	$(0.34)	$(0.66)	$(0.70)
Weighted-average shares outstanding, basic and diluted	93,515,356	63,380,430	90,541,332	63,323,509

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Loss	Deficit	Total
Balance as of December 31, 2022	63,257,376	$6	$492,665	$(1,355)	$(144,600)	$346,716
Exercise of stock options	17,356	—	21	—	—	21
Stock-based compensation	—	—	3,837	—	—	3,837
Other comprehensive income	—	—	—	1,104	—	1,104
Net loss	—	—	—	—	(22,838)	(22,838)
Balance as of March 31, 2023	63,274,732	$6	$496,523	$(251)	$(167,438)	$328,840
Exercise of stock options and vesting of restricted stock	135,326	—	31	—	—	31
Purchase of common stock under employee stock purchase plan	48,874	—	338	—	—	338
Stock-based compensation	—	—	4,011	—	—	4,011
Other comprehensive loss	—	—	—	(296)	—	(296)
Net loss	—	—	—	—	(21,469)	(21,469)
Balance as of June 30, 2023	63,458,932	$6	$500,903	$(547)	$(188,907)	$311,455

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Loss	Deficit	Total
Balance as of December 31, 2023	70,453,342	$7	$563,487	$99	$(244,763)	$318,830
Issuance of common stock, net of offering costs	22,450,206	2	238,797	—	—	238,799
Exercise of stock options	380,980	—	1,926	—	—	1,926
Stock-based compensation	—	—	4,871	—	—	4,871
Other comprehensive loss	—	—	—	(960)	—	(960)
Net loss	—	—	—	—	(28,525)	(28,525)
Balance as of March 31, 2024	93,284,528	$9	$809,081	$(861)	$(273,288)	$534,941
Exercise of stock options and vesting of restricted stock	283,039	—	1,577	—	—	1,577
Purchase of common stock under employee stock purchase plan	75,774	—	422	—	—	422
Stock-based compensation	—	—	5,224	—	—	5,224
Other comprehensive loss	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	(31,497)	(31,497)
Balance as of June 30, 2024	93,643,341	$9	$816,304	$(1,054)	$(304,785)	$510,474

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(60,022)	$(44,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	953	619
Stock-based compensation	10,095	7,848
Amortization (accretion) of (discount) on marketable securities, net	(6,703)	(4,970)
Amortization of right-of-use asset	106	83
Changes in assets and liabilities:
Prepaid expenses and other assets	914	(2,017)
Accounts payable	2,673	(472)
Accrued compensation	(1,451)	(907)
Accrued other expenses and other liabilities	(927)	947
Lease liability	(335)	116
Net cash used in operating activities	(54,697)	(43,060)

Cash flows from investing activities
Purchases of marketable securities	(368,558)	(131,413)
Sales of marketable securities	1,759	5,146
Maturities of marketable securities	136,377	183,878
Purchases of property and equipment	(518)	(5,127)
Net cash (used in) provided by investing activities	(230,940)	52,484

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting discounts and commissions and offering costs	239,147	—
Exercise of stock options	3,503	52
Payment of deferred offering costs	(48)	—
Proceeds from Employee Stock Purchase Plan	423	338
Net cash provided by financing activities	243,025	390

Net change in cash and cash equivalents	(42,612)	9,814
Cash and cash equivalents at beginning of period	86,097	21,993
Cash and cash equivalents at end of period	$43,485	$31,807
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability, net of tenant improvement receivable	$—	$1,118
Property and equipment purchases included in accounts payable and accrued other expenses	$116	$324
Deferred offering costs included in accounts payable and accrued other expenses	$214	$168

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1  DESCRIPTION OF BUSINESS

Organization and Description of Business

Edgewise Therapeutics, Inc. (the Company) was incorporated as a Delaware corporation in May 2017, and it is headquartered in Boulder, Colorado. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for severe muscle diseases for which there is significant unmet medical need. The Company’s lead product candidate, sevasemten (EDG-5506), is an orally administered small molecule designed to address the root cause of dystrophinopathies including Duchenne muscular dystrophy (Duchenne) and Becker muscular dystrophy (Becker). The Company is currently studying sevasemten in Phase 2 trials, which are being held in the U.S. and certain countries in Europe and Australasia. In addition, the Company has initiated a Phase 2 trial of EDG-7500, for the potential treatment of hypertrophic cardiomyopathy (HCM). The Company is using its proprietary drug discovery platform to develop a pipeline of precision medicine product candidates that target key muscle proteins and modulators to address a broad array of serious muscle disorders.

Risks and Uncertainties

The board of directors of the Company discusses with management macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, the upcoming U.S. presidential election, international conflicts, public health pandemics, cybersecurity and sanctions so that the Company can be prepared to react to new developments as they arise. The board of directors and the management of the Company are carefully monitoring these developments and the resulting economic impact on its financial condition and results of operations.

Liquidity and Capital Resources

The Company has an accumulated deficit of $304.8 million and cash, cash equivalents and marketable securities of $511.8 million as of June 30, 2024. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles.

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

On May 10, 2024, we entered into a sales agreement with Leerink Partners LLC (Leerink Sales Agreement) under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175,000,000 from time to time, through an “at the market offering” program (Leerink ATM) under which Leerink Partners LLC will act as sales agent. We have not yet offered or sold any shares of common stock related to the Leerink ATM.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $511.8 million of cash, cash equivalents and marketable securities on hand as of June 30, 2024 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

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

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of June 30, 2024 and December 31, 2023 primarily consist of money market funds and cash.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs were $0.3 million as of June 30, 2024 and December 31, 2023. Such costs are classified in other non-current assets in the accompanying balance sheets.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value. There were no impairment charges or long-lived assets disposed of during three and six months ended June 30, 2024 and 2023.

Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases.

Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if such deferred tax assets are deemed more likely than not that some or all of the deferred tax assets will not be realized. Historically, the Company has not recognized these potential benefits in its financial statements and has fully reserved for such net deferred tax assets, as it believes it is more likely than not that the full benefit of these net deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years. The Company evaluated its tax positions and determined it has no uncertain tax positions as of June 30, 2024.

Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The Financial Accounting Standards Board (FASB) ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are those that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of financial instruments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of June 30, 2024
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$43,289	$—	$—	$43,289
Marketable securities, available for sale:
Asset-backed securities	Level 2	51,995	1	(155)	51,841
Corporate debt securities	Level 2	159,931	8	(305)	159,634
Commercial paper	Level 2	24,943	—	(24)	24,919
U.S. government treasury and agency securities	Level 2	199,150	2	(503)	198,649
Supranational and sovereign government securities	Level 2	33,301	—	(78)	33,223
Total financial assets		$512,609	$11	$(1,065)	$511,555

	As of December 31, 2023
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$85,897	$—	$—	$85,897
Marketable securities, available for sale:
Asset-backed securities	Level 2	10,228	12	(2)	10,238
Corporate debt securities	Level 2	82,514	66	(113)	82,467
Commercial paper	Level 2	19,457	13	(8)	19,462
U.S. government treasury and agency securities	Level 2	116,579	151	(26)	116,704
Supranational and sovereign government securities	Level 2	3,419	6	—	3,425
Total financial assets		$318,094	$248	$(149)	$318,193

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, U.S. government treasury and agency securities, and supranational and sovereign government securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. There were no transfers of financial assets between Level 1, Level 2, or Level 3, during the periods presented. As of June 30, 2024, the remaining contractual maturities of $417.6 million of marketable securities were less than one year and $51.7 million of marketable securities were between 1 and 2 years.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at June 30, 2024 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

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

NOTE 3  PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of June 30, 2024, the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

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

The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. A total of 5,040,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve increases by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of June 30, 2024, there were 4,163,037 shares available for future issuance under the 2021 Plan.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vest monthly over a four-year period that expires 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of June 30, 2024, 1,531,780 options were both outstanding and exercisable. There were no options exercised during the three and six months ended June 30, 2024.

Total stock-based compensation expense related to all equity plans, including Founder Stock Options was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development	$2,924	$2,274	$5,624	$4,389
General and administrative	2,300	1,737	4,471	3,459
Total stock-based compensation expense	$5,224	$4,011	$10,095	$7,848

NOTE 5  COMMITMENTS AND CONTINGENCIES

Lease Agreements

In January 2022, the Company entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado (the Boulder Lease) with aggregate base rent payments of approximately $3.3 million over the initial 8.2-year term of the lease. Further, the Company provided a standby letter of credit (LOC) of $0.8 million during the term of the lease as collateral for the Company’s obligations under the lease. Provided there has been no event of default by the Company during the initial 36-month term, the Company will replace the initial LOC with a replacement LOC in the amount of $0.5 million. The Boulder Lease includes two tenant improvement allowances, which includes one for $1.0 million in construction costs to be fully reimbursed by the lessor (the First Allowance) and one for $2.0 million in construction costs to be repaid to the lessor as additional rent payments over the initial term of the lease (the Second Allowance). Both the First Allowance and Second Allowance have been received in full. The receipt of $2.0 million under the Second Allowance resulted in an increase to operating lease liabilities and an increase to aggregate base rent payments totaling $2.5 million.

In February 2023, the Boulder Lease was modified to occupy an additional 9,624 square feet of office space (the Expansion Space) with aggregate payments of approximately $1.5 million over the initial 7.3 year term of the lease. The Expansion Space includes an improvement allowance in the amount of $0.5 million to be fully reimbursed by the lessor. As of June 30, 2024, $0 was received by the lessor under the allowance associated with the Expansion Space.

Under the Boulder Lease and the Expansion Space (collectively, the Lease), the Company has the option to extend the Lease for two additional terms of five years each. The Company is obligated to pay the lessor an amount not to exceed 5% of the net rents from the property for operating costs. Such amounts are not included in the measurement of the lease liabilities and are recognized as variable lease expense when they are incurred. Variable lease expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. The Lease is classified as an operating lease.

The Company recorded lease liabilities and ROU lease assets for the Lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The option to extend the Lease was not recognized as part of the Company’s lease liabilities and ROU lease assets, as such extensions are not reasonably certain to occur. As of June 30, 2024, the weighted-average remaining lease term and the weighted-average discount rate for the Lease was 5.8 years and 6.4%, respectively. Rent expense under the Lease was $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively and $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively.

Future minimum lease payments under the Lease as of June 30, 2024 are as follows (in thousands):

Year Ending December 31,
2024, remaining	$509
2025	1,031
2026	1,048
2027	1,066
2028	1,084
Thereafter	1,378
Total undiscounted future minimum lease payments	6,116
Less: discount	(1,030)
Less: tenant improvement receivable	(101)
Total lease liability	$4,985

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three and six months ended June 30, 2024 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2024.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss	$(31,497)	$(21,469)	$(60,022)	$(44,307)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	93,515,356	63,380,430	90,541,332	63,323,509
Net loss per share, basic and diluted	$(0.34)	$(0.34)	$(0.66)	$(0.70)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	15,656,198	12,418,932	15,735,754	12,322,736
Unvested restricted stock units	113,796	208,510	142,800	237,879
Total	15,769,994	12,627,442	15,878,554	12,560,615

NOTE 7  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Leasehold improvements	$8,738	$8,728
Laboratory equipment	3,695	3,473
Computers and software	296	281
Furniture and fixtures	497	497
Construction in process	240	80
Property and equipment, at cost	13,466	13,059
Less: accumulated depreciation	(3,569)	(2,616)
Property and equipment, net	$9,897	$10,443

Depreciation expense was $0.5 million and $1.0 million for the three and six months ended June 30, 2024 and $0.4 million and $0.6 million for the three and six months ended June 30, 2023, respectively.

NOTE 8  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Accrued research and development costs	$4,381	$5,672
Accrued other	762	399
Total accrued other expenses	$5,143	$6,071

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

Overview

Since our inception in 2017, we have been drawing on our deep expertise in muscle physiology and small molecule drug discovery to drive the next generation of first-in-class therapeutics to address a variety of severe muscle diseases. We are advancing two clinical-stage programs in muscular dystrophies and severe cardiac diseases. Sevasemten (EDG-5506) is an orally administered skeletal myosin inhibitor in a pivotal stage trial for Becker muscular dystrophy as well as ongoing Phase 2 programs in Duchenne muscular dystrophy. EDG-7500, currently in a Phase 2 trial, is a novel cardiac sarcomere modulator for the treatment of hypertrophic cardiomyopathy (HCM) and other disorders of diastolic dysfunction. We also continue to advance our preclinical pipeline, including characterization of novel cardiometabolic targets. From this foundation and our dedication to muscle physiology and function, we will build a leading global biopharmaceutical company driving advances to improve the lives of people suffering from muscle diseases.

As a clinical-stage biopharmaceutical company, we are focused on the discovery, development and commercialization of innovative treatments for severe muscle diseases for which there is significant unmet medical need. Guided by our holistic drug discovery approach to targeting the muscle as an organ, we have combined our foundational expertise in muscle biology and small molecule engineering to build our proprietary, muscle focused drug discovery platform. Our platform utilizes custom-built high throughput and translatable systems that measure integrated muscle function in whole organ extracts to identify small molecule precision medicines regulating key proteins in muscle tissue, initially focused on addressing rare neuromuscular and cardiac diseases. We have developed and characterized a library of novel sarcomere modulators exhibiting a broad range of pharmacological and pharmacokinetic properties regulating disease-related muscle biology.

We have incurred significant losses since the commencement of our operations. Our net losses were $31.5 million and $60.0 million for the three and six months ended June 30, 2024, respectively and $21.5 million and $44.3 million for the three and six months ended June 30, 2023, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of June 30, 2024, we had an accumulated deficit of $304.8 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception through June 30, 2024, these private placements have provided gross proceeds of $160.7 million, and the initial public offering, follow-on public offering, issuance of our common stock under an “at the market offering” program (the ATM Program), and underwritten registered direct offering have generated net proceeds of $606.6 million. We believe that our existing cash and cash equivalents and marketable securities of $511.8 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

Macroeconomic and Geopolitical Developments

We are monitoring macroeconomic and geopolitical developments, such as inflation, instability in the banking and financial services sector, tightening of the credit markets, the upcoming U.S. presidential election, international conflicts, public health pandemics, cybersecurity and sanctions so that the Company can be prepared to react to new developments as they arise.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. We are currently conducting four Phase 2 clinical trials for sevasemten (CANYON, LYNX, FOX and DUNE), a potentially registrational, or pivotal cohort in individuals with Becker (GRAND CANYON), and a Phase 2 study for EDG-7500 (CIRRUS-HCM). As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance sevasemten, EDG-7500, a product from our EDG-003 cardiometabolic discovery program through clinical trials and additional product candidates; continue to develop our proprietary drug discovery platform; continue to discover and develop additional product candidates; and hire additional personnel.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023	Change

	(in thousands)
Operating expenses:
Research and development	$30,680	$19,559	$11,121
General and administrative	7,427	5,780	1,647
Total operating expenses	38,107	25,339	12,768
Loss from operations
Interest income	6,610	3,870	2,740
Net loss	$31,497	$21,469	$10,028

Research and development expenses

The following table summarizes our research and development expenses:

	Three months ended June 30,
	2024	2023	Change

	(in thousands)
External research and development expenses:
Sevasemten clinical program	$12,647	$7,501	$5,146
EDG-7500 clinical program	5,077	—	5,077
Discovery and preclinical	2,548	3,984	(1,436)
Internal costs, including personnel related	10,408	8,074	2,334
Total research and development expenses	$30,680	$19,559	$11,121

Research and development expenses were $30.7 million and $19.6 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $11.1 million was driven by an increase of $5.1 million in sevasemten clinical program expenses, which was primarily due to increased clinical trial activity in our LYNX trial from site activations and patient enrollment and costs incurred in connection with our GRAND CANYON, MESA, and FOX trials which were not active during the comparable period in 2023. EDG-7500 clinical program expenses of $5.1 million are now shown separately in the above table due to advancing into a clinical trial in the third quarter of 2023. These expenses include the trial costs as well as manufacturing costs to support current and future trials and nonclinical costs during the three months ended June 30, 2024. Internal costs increased $2.3 million, primarily related to personnel costs and stock-based compensation resulting from increased employee headcount to support the growth of our research and development programs. Discovery and preclinical expenses decreased $1.4 million as a result of EDG-7500 costs, now shown separately, which were a significant portion of the 2023 period’s discovery and preclinical expenses along with other costs from our EDG-003 program.

General and administrative expenses

General and administrative expenses were $7.4 million and $5.8 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $1.6 million was primarily due to $1.1 million in increased personnel-related costs from increased headcount and stock-based compensation and $0.5 million in increased professional and consulting costs and other administrative costs.

Interest income

Interest income was $6.6 million and $3.9 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $2.7 million was primarily due to higher balances and interest rates on our marketable securities during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023	Change

	(in thousands)
Operating expenses:
Research and development	$58,374	$39,435	$18,939
General and administrative	14,486	11,608	2,878
Total operating expenses	72,860	51,043	21,817
Loss from operations
Interest income	12,838	6,736	6,102
Net loss	$60,022	$44,307	$15,715

Research and development expenses

The following table summarizes our research and development expenses:

	Six months ended June 30,
	2024	2023	Change

	(in thousands)
External research and development expenses:
Sevasemten clinical program	$24,767	$14,693	$10,074
EDG-7500 clinical program	9,090	—	9,090
Discovery and preclinical	4,080	9,435	(5,355)
Internal costs, including personnel related	20,437	15,307	5,130
Total research and development expenses	$58,374	$39,435	$18,939

Research and development expenses were $58.4 million and $39.4 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $18.9 million was primarily driven by an increase of $10.1 million in sevasemten clinical program expenses which was primarily due to the activation of our GRAND CANYON, LYNX, MESA, and FOX trials which were not active during the comparable period in 2023. EDG-7500 clinical program expenses of $9.1 million are now shown separately in the above table due to advancing into a clinical trial. These expenses include the trial costs as well as manufacturing costs to support current and future trials and nonclinical costs during the six months ended June 30, 2024. Internal costs increased $5.1 million, primarily related to a $3.3 million increase in personnel costs related to salaries, benefits, and employee expenses resulting from increased employee headcount to support the growth of our research and development programs, a $1.2 million increase in stock-based compensation related to increased headcount and overall higher stock prices driving increased option fair values, and $0.6 million related to depreciation and other allocated costs. Discovery and preclinical expenses decreased $5.4 million as a result of EDG-7500 costs, now shown separately, which were a significant portion of the 2023 period’s discovery and preclinical expenses along with other costs from our EDG-003 program.

General and administrative expenses

General and administrative expenses were $14.5 million and $11.6 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $2.9 million was primarily due to $2.1 million in increased personnel-related costs from increased headcount and stock-based compensation and $0.8 million in increased professional and consulting costs and other administrative costs.

Interest income

Interest income was $12.8 million and $6.7 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $6.1 million was primarily due to higher balances and interest rates on our marketable securities during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception through June 30, 2024, these private placements have provided gross proceeds of $160.7 million, and the initial public offering, follow-on public offering, issuance of our common stock under an “at the market offering” program (the ATM Program), and underwritten registered direct offering have generated net proceeds of $606.6 million. As of June 30, 2024, we had cash, cash equivalents and marketable securities in the amount of $511.8 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(54,697)	$(43,060)
Net cash (used in) provided by investing activities	(230,940)	52,484
Net cash provided by financing activities	243,025	390
Net (decrease) increase in cash and cash equivalents	$(42,612)	$9,814

Operating activities

Cash used in operating activities during the six months ended June 30, 2024 was primarily driven by our net loss for the period of $60.0 million, and was also impacted by changes in operating assets and liabilities which decreased net working capital by $0.9 million. Cash used in operating activities was reduced by non-cash charges of $4.5 million relating to stock-based compensation expense of $10.1 million, amortization of premium and accretion of discounts, net on marketable securities of $6.7 million, depreciation of $1.0 million and amortization of right-of-use asset of $0.1 million.

Cash used in operating activities during the six months ended June 30, 2023 was primarily driven by our net loss for the period of $44.3 million, and was also impacted by changes in operating assets and liabilities which increased net working capital by $2.3 million. Cash used in operating activities was reduced by non-cash charges of $3.6 million relating to stock-based compensation expense of $7.8 million, amortization of premium and accretion of discounts, net on marketable securities of $5.0 million, depreciation of $0.6 million and amortization of right-of-use asset of $0.1 million.

Investing activities

Cash used in investing activities during the six months ended June 30, 2024 amounted to $230.9 million, which was due to $368.6 million in purchases of marketable securities and $0.5 million for purchases of equipment, which was partially offset by $136.4 million in maturities of marketable securities and $1.8 million in sales of marketable securities.

Cash provided by investing activities during the six months ended June 30, 2023 amounted to $52.5 million, which was due to $183.9 million in maturities of marketable securities and $5.1 million in sales of marketable securities, which was partially offset by $131.4 million in purchases of marketable securities and $5.1 million for purchases of equipment.

Financing activities

Cash provided by financing activities during the six months ended June 30, 2024 was $243.0 million, which was due to cash proceeds of $7.0 million from the ATM Program, $240.0 million from the underwritten registered direct offering, $3.5 million in proceeds from the issuance of common stock upon exercise of stock options, and $0.4 million in proceeds from the employee stock purchase plan, which was partially offset by $7.9 million for the payment of underwriting commissions and offering costs.

Cash provided by financing activities during the six months ended June 30, 2023 was $0.4 million, which was due to cash proceeds of $52,000 from the issuance of common stock upon the exercise of stock options and $0.3 million in proceeds from the employee stock purchase plan.

Funding requirements

We will continue to require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings and entered into the Leerink Sales Agreement under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175,000,000 from time to time, through the Leerink ATM. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. In addition, we expect to continue to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

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

We do not currently have any long-term material capital requirements other than what will be required to fund operations for the foreseeable future and the amounts disclosed on the contractual obligations and commitments section below. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Our short-term material cash requirements as of June 30, 2024 are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We have entered into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

Our long-term cash requirements as of June 30, 2024 includes our lease obligations. In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado which includes escalating rent payments and an 8.2 year term, plus our share of operating expenses. In February 2023, the lease was modified to occupy an additional 9,624 square feet of office space, with aggregate payments of approximately $1.5 million over the initial 7.3 year term, plus our share of operating expenses. As of June 30, 2024 our total operating lease liability balance is $5.0 million, of which $1.0 million is a current liability.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on February 22, 2024 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three and six months ended June 30, 2024, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K filed on February 22, 2024.

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

We will remain an emerging growth company until December 31, 2024.

We are also currently a “smaller reporting company,” and based on the market value of our common stock held by non-affiliates exceeding $700.0 million as of June 30, 2024, we will transition to a “large accelerated filer” status with effect as of January 1, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b‑2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2024 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three and six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are developing precision medicines for rare neuromuscular diseases which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. We commenced operations in 2017, have no products approved for commercial sale and have not generated any revenue. In July 2022, we initiated the first of four Phase 2 clinical trials for our lead product candidate, sevasemten, and we initiated a Phase 2 clinical trial in April 2024 of our product candidate EDG-7500. We have not yet initiated clinical trials for any other product candidate, including product candidates from our EDG-003 cardiometabolic discovery program. Since our inception in 2017, we have devoted substantially all of our focus and financial resources to discovering, identifying and developing potential product candidates, including advancing our development programs, conducting preclinical studies of our product candidates and initiating clinical trials, organizing and staffing our company, business planning, raising capital and securing related intellectual property rights.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock and public offerings of our common stock. Our net loss was $31.5 million and $60.0 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, we had an accumulated deficit of $304.8 million. We are advancing sevasemten and EDG-7500 in clinical development. Our other programs, including EDG-003, are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of June 30, 2024, we had $511.8 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings. We additionally filed a prospectus supplement to the shelf registration statement and entered into a sales agreement with Leerink Partners LLC (Leerink Sales Agreement) on May 10, 2024, under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175,000,000 from time to time, through an “at the market offering” program (Leerink ATM). We have not yet offered or sold any shares of common stock related to the Leerink ATM. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Until such time, if ever, as we can generate substantial revenues, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. As summarized in the risk factor entitled, “We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.”, we have previously raised capital under our shelf registration statement that was filed on April 1, 2022 with the SEC that became effective on May 5, 2022 and was amended on January 19, 2024. On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings and entered into the Leerink Sales Agreement under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175,000,000 from time to time, through the Leerink ATM.

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

We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, in August 2022, the United States enacted the Inflation Reduction Act of 2022, which imposes a 1% non-deductible excise tax on certain stock buybacks and a 15% alternative minimum tax on global adjusted financial statement income. In addition, beginning in 2022, the Tax Act eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years, and this requirement may impact our effective tax rate and our cash tax liability in future years. When and if we achieve profitability, these changes may cause us to pay federal income taxes earlier than under prior law and may increase our total federal tax liability attributable to orphan drug programs and other research and development activities. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax that has been and is being adopted by several countries, with implementation beginning in 2024. Any of these developments or changes in U.S. federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for and commercialize EDG-7500, product candidates from our research program currently focused on cardiometabolic indications, or EDG-003, and our lead product candidate, sevasemten. EDG-7500 is currently in a Phase 2 trial. However, research and development related to novel therapeutics is inherently risky. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

With sevasemten, we expect to face competition from existing products and products in development. Approximately 70% of patients with Duchenne are treated with corticosteroids to manage the inflammatory component of the disease. Deflazacort and prednisone are FDA-approved corticosteroids and are marketed by multiple companies. In October 2023, the FDA granted Agamree (vamorolone) approval in Duchenne patients aged 2 years and older and Catalyst Pharmaceuticals, Inc. announced commercialization of this product in the United States in March 2024 following its North America exclusive license deal with Santhera. In addition, there are four exon skipping drugs which are marketed under an accelerated approval pathway from the FDA: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked phosphorodiamidate morpholino oligomers (PMOs) approved for the treatment of Duchenne patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of Duchenne patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. In May 2024, Nippon Shinyaku Co. Ltd. announced that no statistical significance was observed between the treatment group and the placebo group in VILTEPSO’s confirmatory study. This result may affect VILTEPSO’s accelerated FDA approval. In June 2022, PTC Therapeutics presented new topline results with Translarna (ataluren), for patients with nonsense mutation Duchenne, a subset of the disease that impacts between 10% and 15% of patients. It remains unclear if the data will lead to FDA approval of Translarna, for which the company plans to engage with the FDA and submit an NDA in 2024. Translarna has been conditionally approved in the European Union and Brazil for ambulatory patients aged 2 years and older with Duchenne resulting from a nonsense mutation in the dystrophin gene. However, in January and June 2024, the Committee for Medicinal Products for Human Use of the EMA delivered negative opinions on the re-examination procedure for the conditional marketing authorization of Translarna. This is expected to result in the withdrawal of Translarna from the EMA markets. In June 2023, the FDA approved Sarepta’s Biologics License Application seeking accelerated approval of their microdystrophin gene therapy, Elevidys (delandistrogene moxeparvovec), for the treatment of ambulant individuals with Duchenne between the ages of four to five years. In June 2024, the FDA granted Elevidys full approval for the treatment of ambulatory individuals aged 4 years and older, and accelerated approval for the treatment of non-ambulatory individuals aged 4 years and older. Other companies focused on developing genetic based therapies for Duchenne that target dystrophin mechanisms include Solid Biosciences Inc., Genethon, PepGen, Dyne Therapeutics, Avidity Biosciences, REGENXBIO, and Entrada Therapeutics. In June 2024, Pfizer announced its gene therapy Phase 3 study failed to meet the primary and key secondary endpoints and is no longer under development. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics.

We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of Duchenne. In June 2022, Italfarmaco announced positive topline data from its completed Phase 3 trial with givinostat, a histone deacetylase (HDAC) inhibitor, in boys with Duchenne. In March 2024, the FDA approved Duvyzat (givinostat) for the treatment of Duchenne muscular dystrophy in patients aged six years and older. Moreover, in June 2021, Italfarmaco released top line Phase 2 data for givinostat in Becker. Givinostat did not show a significant difference in the primary endpoint compared to placebo. The future of this program in Becker is uncertain.

With EDG-7500, we expect to face competition from existing products and products in development. Current pharmaceutical treatment is intended to improve diastolic filling in both obstructive hypertrophic cardiomyopathy (oHCM) and nonobstructive hypertrophic cardiomyopathy (nHCM) and reduce left ventricular outflow tract gradient in oHCM patients only. The goal of current therapies is to achieve meaningful symptom relief. Non-vasodilating beta blockers and non-dihydropyridine calcium channel blockers are the first-line therapies for symptomatic oHCM and nHCM patients. Commonly prescribed beta-blockers are atenolol, propranolol, and metoprolol. Verapamil and diltiazem are calcium channel blockers used in the treatment of symptomatic oHCM and nHCM. For oHCM patients who remain symptomatic, disopyramide (either Norpace, marketed by Pfizer, or a generic form marketed by several companies) or Camzyos (mayacamten) may also be added.

In the field of emerging treatments intended to treat HCM, competitors include Bristol-Myers Squibb (BMS), LianBio, Cytokinetics, Imbria Pharmaceuticals, and Celltrion. Cytokinetics is developing a CMI, aficamten (CK-274), for which positive topline Phase 3 oHCM trial results were reported in December 2023. In June 2023, Cytokinetics initiated another Phase 3 active-comparator clinical trial of aficamten compared to metoprolol in symptomatic oHCM patients (MAPLE trial). BMS and Cytokinetics are also exploring their respective CMIs in ongoing Phase 3 nHCM clinical trials, and both are also developing next generation CMIs for the treatment of symptomatic HCM, CK-271 and MYK-224, respectively. A Phase 2 oHCM clinical trial of MYK-224 is currently ongoing.

Non-CMI targeting drugs in development include IMB-101(Imbria Pharmaceuticals), a prodrug of a 3-ketoacyl CoA thiolase enzyme inhibitor, CT-G20 (Celltrion), an anti-arrhythmic cibenzoline succinate, and trientine dihydrochloride (Univar Solutions), a selective copper II chelator. Lexeo Therapeutics announced plans to investigate sotagliflozin, an SGLT1 and SGLT2 inhibitor, in a Phase 3 study of obstructive and non-obstructive HCM patients. In March 2024, the results of a Phase 2 trial in nHCM of IMB-101 were published. We have limited knowledge of CT-G20’s Phase 1 oHCM trial status, while the trientine Phase 2 oHCM clinical trial is ongoing. A gene therapy approach, TN-201, a myosin binding protein C3-targeting gene therapy candidate being developed by Tenaya Therapeutics for genetic HCM, is currently in Phase 1b. We are aware of several preclinical HCM programs including: JN-210, a microRNA activating gene therapy approach being developed by Jaan Biotherapeutics; HTX-001, an antisense oligonucleotide approach being developed by Haya Therapeutics; CDR348T and CDR641L, both are non-coding RNA-based therapies being developed by Cardior Pharmaceuticals. We are also aware of several early-stage preclinical HCM assets being developed by DiNAQOR in collaboration with BioMarin Pharmaceuticals (BMN-293/DINA-001) and Lexeo Therapeutics (LX2022), both are gene therapy approaches for genetic HCM.

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

Further, the FDA’s or other ex-U.S. regulators’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA's authority, lead to uncertainties in the industry, and disrupt the FDA's normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future judicial challenges in view of the U.S. Supreme Court’s overturn of the Chevron doctrine, and other legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

In the United States, a broad variety of data protection laws and regulations may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, establishes restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the new legislation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many of these laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado has enacted a Colorado Privacy Act (CPA) in June 2021 that went into effect on July 1, 2023, with enforcement commencing on the same date. The Colorado Attorney General released its rules implementing the CPA on March 15, 2023. Connecticut, Utah and Virginia have also enacted legislation similar to the CCPA and the CPA that have taken effect in 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that has taken, or will take effect in 2024; Delaware, Iowa, Minnesota, New Hampshire, New Jersey, Nebraska and Tennessee have enacted similar legislation that will take effect in 2025; and Indiana, Kentucky and Rhode Island have enacted similar legislation that will take effect in 2026.

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

In addition, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, including as a result of a change in administration from the upcoming U.S. presidential election, could result in decreased use of our products by, or in our decreased ability to export our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business.

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

As of June 30, 2024, we had 97 full-time employees. Of these employees, 74 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our business is subject to risks associated with business operations we conduct internationally, as well as indirect impacts from our relationships with collaborators, partners, or contractors who conduct business internationally. We may seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements and reimbursement regimes in foreign countries, including changes in existing regulatory requirements and implementation of new regulatory requirements or policies that impact our clinical development and business operations in foreign countries;
●	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from preclinical studies or clinical trials;
●	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, change in political condition, including as a result of the upcoming U.S. presidential election, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the FCPA or comparable foreign regulations;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	impact of the COVID-19 pandemic or other public health concerns on our ability to produce our product candidates and conduct clinical trials in foreign countries;

●	production or supply shortages or other disruptions resulting from any events affecting raw material supply or manufacturing capabilities abroad, including, but not limited to, impacts due to the ongoing Ukraine-Russia war, addition of certain suppliers or companies to the Unverified List or other export restrictions under the Export Administration Regulations, implementation of other export controls, restrictions or sanctions, including those that result from a change in administration from the upcoming U.S. presidential election, that can impact the supply chain, our business, or business operations of our suppliers, contractors or partners; and
●	business interruptions resulting from geo-political actions, including war, such as the ongoing war in Ukraine and war and instability in Israel and the surrounding region, other regional or geo-political conflicts, and terrorism.

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions, including those that result from a change in administration from the upcoming U.S. presidential election, that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine, which could be subject to change if there is a change in administration as a result of the upcoming U.S. presidential election, may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

We contract with third parties for the production of sevasemten and EDG-7500 for our ongoing clinical trials and the production of product candidates from our EDG-003 cardiometabolic discovery program for our ongoing preclinical studies, and expect to continue to do so for additional clinical trials, preclinical studies and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. We will be relying on a single third-party manufacturer and we currently have no alternative manufacturer in place. Changing our third-party manufacturer could result in delays in our manufacturing supply chain which could delay or otherwise impact our development of sevasemten, EDG-7500, and product candidates from our EDG-003 cardiometabolic discovery program and result in increased costs related to sevasemten, EDG-7500, and product candidates from our EDG-003 cardiometabolic discovery program. We do not have long-term supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. If we were to experience an unexpected loss of supply of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program or any other product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials and preclinical studies.

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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this periodic report, these factors include:

●	the timing and results of preclinical studies and clinical trials of our product candidates, those conducted by third parties or those of our competitors;
●	the success of competitive products or announcements by potential competitors of their product development efforts;
●	regulatory actions with respect to our products or our competitors’ products;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	market conditions in the pharmaceutical and biotechnology sector;
●	changes in the structure of healthcare payment systems;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or our other stockholders;
●	the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic; and
●	general economic, political, industry and market conditions including those as a result of the upcoming U.S. presidential election and the impact of increasing inflation.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and cost of, and level of investment in, research and development activities relating to our current product candidates and any future product candidates and research-stage programs, which will change from time to time;
●	our ability to enroll patients in clinical trials and the timing of enrollment;
●	the cost of manufacturing our current product candidates and any future product candidates, which may vary depending on FDA, EMA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
●	expenditures that we will or may incur to acquire or develop additional product candidates and technologies or other assets;
●	the timing and outcomes of clinical trials or preclinical studies (as applicable) for sevasemten, EDG-7500, and our EDG-003 cardiometabolic discovery program and any of our other product candidates, or competing product candidates;
●	the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
●	competition from existing and potential future products that compete with sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates or programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
●	any delays in regulatory review or approval of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program or any of our other product candidates;
●	the level of demand for sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates, if approved, which may fluctuate significantly and be difficult to predict;
●	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with sevasemten and any of our other product candidates;

●	our ability to commercialize sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
●	our ability to establish and maintain collaborations, licensing or other arrangements;
●	our ability to adequately support future growth;
●	potential unforeseen business disruptions that increase our costs or expenses;
●	future accounting pronouncements or changes in our accounting policies;
●	the changing and volatile global economic and political environment, including as a result of the upcoming U.S. presidential election; and
●	increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trial and other related business activities.

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

As of June 30, 2024, our executive officers, directors, affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 22.8% of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings and entered into the Leerink Sales Agreement under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175,000,000 from time to time, through the Leerink ATM.

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

We are currently an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

We will remain an emerging growth company and a smaller reporting company until December 31, 2024. We will transition to a “large accelerated filer” status with effect as of January 1, 2025, because the aggregate market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2024. As a large accelerated filer, we will have to provide more expansive disclosure regarding executive compensation in our periodic reports and be subject to shorter filing deadlines, which will require additional time and expense. We will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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

In addition, we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. We are required to make a formal assessment of the effectiveness of our internal control over financial reporting. Additionally, as a result of our ceasing to be an emerging growth company and being deemed a large accelerated filer as of January 1, 2025, commencing with our Annual Report on Form 10-K for the year ending December 31, 2024, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Repurchase of our Common Stock

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Filed herewith

4.1	Form of Indenture	S-3ASR	333-279299	4.4	May 10, 2024

10.1	Sales Agreement, dated May 10, 2024, by and between the Registrant and Leerink Partners LLC	S-3	333-279299	1.2	May 10, 2024

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 14d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

∧ Indicates management contract or compensation plan

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

Date: August 8, 2024

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ R. Michael Carruthers
Name:	R. Michael Carruthers
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)