Form 10-Q
period 2024-09-30
Edgewise Therapeutics, Inc.
filed 2024-11-07
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, there were 94,688,517 of the registrant’s ordinary shares outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “likely,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the safety and efficacy, and the ability of our preclinical studies and clinical trials to demonstrate the safety and efficacy, of our product candidates, and other positive results;
●	our ability to utilize our proprietary drug discovery platform to develop a pipeline of product candidates to address muscle diseases;
●	the timing, progress and results of preclinical studies and clinical trials for sevasemten (EDG-5506), EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, potential registrational studies or cohorts and our research and development programs;
●	the timing, scope and likelihood of domestic and foreign regulatory filings and approvals, including timing of final U.S. Food & Drug Administration (FDA) approval of or Investigational New Drugs of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any other future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization, operations and marketing capabilities, relationships with other businesses and other business strategies, systems and relationships;
●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
●	the need to hire additional personnel and our ability to attract and retain such personnel;
●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting and our expectations regarding the implementation of newborn screening for muscular dystrophy;
●	our expectations regarding the approval and use of our product candidates in combination with other drugs;
●	our competitive position and the success of competing product candidates and therapies that are or may become available;
●	our estimates of the number of patients that we will enroll in our clinical trials;
●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects, of our product candidates;

●	our ability to obtain and maintain regulatory approval of our product candidates, and the timing or likelihood of regulatory filings and approvals, including our expectations to maintain the Orphan Drug Designation (ODD) and Rare Pediatric Disease Designation (RPDD) for sevasemten and our expectation to seek special designations for our other product candidates;
●	our plans relating to the further development of our product candidates, including additional indications we may pursue;
●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;
●	our expectations regarding the impact of public health pandemics, including the COVID-19 pandemic, on our business;
●	our expectations regarding the upcoming change in the U.S. presidential administration;
●	our expectations regarding the impact of Russia’s war with Ukraine, and war and instability in Israel and the surrounding region on our business;
●	our expectations regarding the impact of instability in the U.S. banking and financial services sector and other macroeconomic trends;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	our continued reliance on third parties to conduct additional preclinical studies and planned clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
●	our relationships with patient advocacy groups, key opinion leaders, regulators, the research community and payors;
●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	the pricing and reimbursement of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, if approved;
●	the rate and degree of market acceptance and clinical utility of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing which may be impacted by many factors including inflation;
●	our financial performance;
●	the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	the impact of laws and regulations; and

●	our expectations regarding the period during which we will qualify as an emerging growth company under The Jumpstart Our Business Startups Act of 2012 and a smaller reporting company under the Securities Exchange Act of 1934, as amended.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

EDGEWISE THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	As of	As of
	September 30,	December 31,
	2024	2023
Assets	(unaudited)
Current assets
Cash and cash equivalents	$44,806	$86,097
Marketable securities, available for sale	447,730	232,296
Prepaid expenses and other assets	6,900	8,604
Total current assets	499,436	326,997

Property and equipment, net	9,966	10,443
Operating lease right-of-use asset	1,618	2,247
Other non-current assets	262	348

Total assets	$511,282	$340,035

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$5,649	$4,025
Accrued compensation	6,185	5,695
Accrued other expenses	6,131	6,071
Operating lease liability, current portion	992	980
Total current liabilities	18,957	16,771
Operating lease liability, net of current portion	3,448	4,434

Total liabilities	22,405	21,205

Commitments and contingencies (see note 5)

Stockholders' equity:
Preferred stock, $.0001 par value per share; 200,000,000 shares authorized and no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 94,408,911 shares and 70,453,342 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	9	7
Additional paid-in capital	826,731	563,487
Accumulated other comprehensive income	1,051	99
Accumulated deficit	(338,914)	(244,763)
Total stockholders' equity	488,877	318,830

Total liabilities and stockholders' equity	$511,282	$340,035

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Operating expenses
Research and development	$32,222	$23,786	$90,596	$63,221
General and administrative	8,210	5,666	22,696	17,274
Total operating expenses	40,432	29,452	113,292	80,495

Loss from operations	(40,432)	(29,452)	(113,292)	(80,495)

Other income
Interest income	6,303	3,739	19,141	10,475
Total other income	6,303	3,739	19,141	10,475

Net loss	(34,129)	(25,713)	(94,151)	(70,020)

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	2,105	123	952	931
Total comprehensive loss	$(32,024)	$(25,590)	$(93,199)	$(69,089)

Net loss per share, basic and diluted	$(0.36)	$(0.41)	$(1.03)	$(1.10)
Weighted-average shares outstanding, basic and diluted	93,813,346	63,459,560	91,639,964	63,369,358

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Loss	Deficit	Total
Balance as of December 31, 2022	63,257,376	$6	$492,665	$(1,355)	$(144,600)	$346,716
Exercise of stock options	17,356	—	21	—	—	21
Stock-based compensation	—	—	3,837	—	—	3,837
Other comprehensive income	—	—	—	1,104	—	1,104
Net loss	—	—	—	—	(22,838)	(22,838)
Balance as of March 31, 2023	63,274,732	$6	$496,523	$(251)	$(167,438)	$328,840
Exercise of stock options and vesting of restricted stock	135,326	—	31	—	—	31
Purchase of common stock under employee stock purchase plan	48,874	—	338	—	—	338
Stock-based compensation	—	—	4,011	—	—	4,011
Other comprehensive loss	—	—	—	(296)	—	(296)
Net loss	—	—	—	—	(21,469)	(21,469)
Balance as of June 30, 2023	63,458,932	$6	$500,903	$(547)	$(188,907)	$311,455
Exercise of stock options	2,007	—	3	—	—	3
Stock-based compensation	—	—	4,559	—	—	4,559
Other comprehensive income	—	—	—	123	—	123
Net loss	—	—	—	—	(25,713)	(25,713)
Balance as of September 30, 2023	63,460,939	$6	$505,465	$(424)	$(214,620)	$290,427

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Income	Deficit	Total
Balance as of December 31, 2023	70,453,342	$7	$563,487	$99	$(244,763)	$318,830
Issuance of common stock, net of offering costs	22,450,206	2	238,797	—	—	238,799
Exercise of stock options	380,980	—	1,926	—	—	1,926
Stock-based compensation	—	—	4,871	—	—	4,871
Other comprehensive loss	—	—	—	(960)	—	(960)
Net loss	—	—	—	—	(28,525)	(28,525)
Balance as of March 31, 2024	93,284,528	$9	$809,081	$(861)	$(273,288)	$534,941
Exercise of stock options and vesting of restricted stock	283,039	—	1,577	—	—	1,577
Purchase of common stock under employee stock purchase plan	75,774	—	422	—	—	422
Stock-based compensation	—	—	5,224	—	—	5,224
Other comprehensive loss	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	(31,497)	(31,497)
Balance as of June 30, 2024	93,643,341	$9	$816,304	$(1,054)	$(304,785)	$510,474
Exercise of stock options	765,570	—	3,547	—	—	3,547
Stock-based compensation	—	—	6,880	—	—	6,880
Other comprehensive income	—	—	—	2,105	—	2,105
Net loss	—	—	—	—	(34,129)	(34,129)
Balance as of September 30, 2024	94,408,911	$9	$826,731	$1,051	$(338,914)	$488,877

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(94,151)	$(70,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,492	1,068
Stock-based compensation	16,975	12,407
Amortization (accretion) of (discount) on marketable securities, net	(9,943)	(7,345)
Amortization of right-of-use asset	169	131
Changes in assets and liabilities:
Prepaid expenses and other assets	1,705	(3,174)
Accounts payable	1,645	1,290
Accrued compensation	491	376
Accrued other expenses and other liabilities	60	136
Lease liability	(514)	13
Net cash used in operating activities	(82,071)	(65,118)

Cash flows from investing activities
Purchases of marketable securities	(413,877)	(216,080)
Sales of marketable securities	12,720	19,189
Maturities of marketable securities	196,617	278,378
Purchases of property and equipment	(1,038)	(5,584)
Net cash (used in) provided by investing activities	(205,578)	75,903

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting discounts and commissions and offering costs	239,147	—
Exercise of stock options	7,050	55
Payment of deferred offering costs	(262)	(214)
Proceeds from Employee Stock Purchase Plan	423	338
Net cash provided by financing activities	246,358	179

Net change in cash and cash equivalents	(41,291)	10,964
Cash and cash equivalents at beginning of period	86,097	21,993
Cash and cash equivalents at end of period	$44,806	$32,957
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability, net of tenant improvement receivable	$—	$1,110
Reduction to right-of-use due to tenant improvement receivable	$460	$—
Property and equipment purchases included in accounts payable and accrued other expenses	$204	$140

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1  DESCRIPTION OF BUSINESS

Organization and Description of Business

Edgewise Therapeutics, Inc. (the Company) was incorporated as a Delaware corporation in May 2017, and it is headquartered in Boulder, Colorado. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for severe muscle diseases for which there is significant unmet medical need. The Company’s lead product candidate, sevasemten (EDG-5506), is an orally administered small molecule designed to address the root cause of dystrophinopathies including Duchenne muscular dystrophy (Duchenne) and Becker muscular dystrophy (Becker). The Company is currently studying sevasemten in Phase 2 trials, which are being held in the U.S. and Israel and in certain countries in Europe and Australasia. In addition, the Company is enrolling a multipart Phase 2 trial with EDG-7500, for the potential treatment of hypertrophic cardiomyopathy (HCM). The Company is using its proprietary drug discovery platform to develop a pipeline of precision medicine product candidates that target key muscle proteins and modulators to address a broad array of serious muscle disorders.

Risks and Uncertainties

The board of directors of the Company discusses with management macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, the impact of the upcoming change in the U.S. presidential administration, international conflicts, public health pandemics, cybersecurity and sanctions so that the Company can be prepared to react to new developments as they arise. The board of directors and the management of the Company are carefully monitoring these developments and the resulting economic impact on its financial condition and results of operations.

Liquidity and Capital Resources

The Company has an accumulated deficit of $338.9 million and cash, cash equivalents and marketable securities of $492.5 million as of September 30, 2024. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles.

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

On May 10, 2024, the Company entered into a sales agreement with Leerink Partners LLC (Leerink Sales Agreement) under which the Company may offer and sell shares of common stock, having aggregate sales proceeds of up to $175,000,000 from time to time, through an “at the market offering” program (Leerink ATM) under which Leerink Partners LLC will act as sales agent. The Company has not yet offered or sold any shares of common stock related to the Leerink ATM.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $492.5 million of cash, cash equivalents and marketable securities on hand as of September 30, 2024 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

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

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of September 30, 2024 and December 31, 2023 primarily consist of money market funds and cash.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs were $0.3 million as of September 30, 2024 and December 31, 2023. Such costs are classified in other non-current assets in the accompanying balance sheets.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value. There were no impairment charges or long-lived assets disposed of during three and nine months ended September 30, 2024 and 2023.

Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases.

Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if such deferred tax assets are deemed more likely than not that some or all of the deferred tax assets will not be realized. Historically, the Company has not recognized these potential benefits in its financial statements and has fully reserved for such net deferred tax assets, as it believes it is more likely than not that the full benefit of these net deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years. The Company evaluated its tax positions and determined it has no uncertain tax positions as of September 30, 2024.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of September 30, 2024
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$44,612	$—	$—	$44,612
Marketable securities, available for sale:
Asset-backed securities	Level 2	49,099	109	—	49,208
Corporate debt securities	Level 2	191,068	408	(5)	191,471
Commercial paper	Level 2	17,212	16	—	17,228
U.S. government treasury and agency securities	Level 2	189,300	523	—	189,823
Total		$491,291	$1,056	$(5)	$492,342

	As of December 31, 2023
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$85,897	$—	$—	$85,897
Marketable securities, available for sale:
Asset-backed securities	Level 2	10,228	12	(2)	10,238
Corporate debt securities	Level 2	82,514	66	(113)	82,467
Commercial paper	Level 2	19,457	13	(8)	19,462
U.S. government treasury and agency securities	Level 2	116,579	151	(26)	116,704
Supranational and sovereign government securities	Level 2	3,419	6	—	3,425
Total		$318,094	$248	$(149)	$318,193

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, U.S. government treasury and agency securities, and supranational and sovereign government securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. There were no transfers of financial assets between Level 1, Level 2, or Level 3, during the periods presented. As of September 30, 2024, the remaining contractual maturities of $409.0 million of marketable securities were less than one year and $37.7 million of marketable securities were between 1 and 2 years.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at September 30, 2024 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. The Company’s only element of other comprehensive income was net unrealized gain on marketable securities.

Stock-Based Compensation

In accordance with ASC Topic 718, Compensation—Stock Compensation, the Company recognizes compensation expense for all stock-based awards issued to employees based on the estimated grant-date fair value, which is recognized as expense on a straight-line basis over the requisite service period. The Company has elected to recognize forfeitures as they occur. For restricted stock unit awards, the fair value is based on the closing price of the Company's common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions including expected volatility, expected term, risk-free interest rate and expected dividends in addition to the Company’s common stock valuation.

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

NOTE 3  PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of September 30, 2024, the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

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

The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. A total of 5,040,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve increases by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of September 30, 2024, there were 1,506,606 shares available for future issuance under the 2021 Plan.

During the nine months ended September 30, 2024, the Company issued 2,751,497 stock options with a fair value of $34.5 million that vest over a weighted average period of 3.9 years and 557,027 restricted stock units (RSUs) with a fair value of $9.5 million that vest over a weighted average period of 4 years.

Inducement Equity Incentive Plan

Effective August 10, 2024, the Company’s board of directors adopted the Company’s 2024 Inducement Equity Incentive Plan (the Inducement Plan) and, subject to the adjustment provisions of the Inducement Plan, reserved 2,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan.

The Inducement Plan was adopted without stockholder approval pursuant to the applicable The Nasdaq Stock Market LLC’s (Nasdaq) Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards, and its terms are substantially similar to the 2021 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception.

In accordance with the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by the Nasdaq Listing Rules, in connection with a merger or acquisition. As of September 30, 2024, there were 2,000,000 shares available for future issuance under the Inducement Plan.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vest monthly over a four-year period that expires 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of September 30, 2024, 1,456,780 options were both outstanding and exercisable. 75,000 options were exercised during the three and nine months ended September 30, 2024.

Total stock-based compensation expense related to all equity plans, including Founder Stock Options was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$3,884	$2,639	$9,508	$7,028
General and administrative	2,996	1,920	7,467	5,379
Total stock-based compensation expense	$6,880	$4,559	$16,975	$12,407

NOTE 5  COMMITMENTS AND CONTINGENCIES

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three and nine months ended September 30, 2024 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2024.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss	$(34,129)	$(25,713)	$(94,151)	$(70,020)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	93,813,346	63,459,560	91,639,964	63,369,358
Net loss per share, basic and diluted	$(0.36)	$(0.41)	$(1.03)	$(1.10)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	16,891,674	14,188,382	16,123,873	12,951,452
Unvested restricted stock units	386,465	177,871	224,615	217,657
Total	17,278,139	14,366,253	16,348,488	13,169,109

NOTE 7  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Leasehold improvements	$9,546	$8,728
Laboratory equipment	3,735	3,473
Computers and software	296	281
Furniture and fixtures	497	497
Construction in process	—	80
Property and equipment, at cost	14,074	13,059
Less: accumulated depreciation	(4,108)	(2,616)
Property and equipment, net	$9,966	$10,443

Depreciation expense was $0.5 million and $1.5 million for the three and nine months ended September 30, 2024 and $0.4 million and $1.1 million for the three and nine months ended September 30, 2023, respectively.

NOTE 8  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Accrued research and development costs	$5,365	$5,672
Accrued other	766	399
Total accrued other expenses	$6,131	$6,071

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

Overview

Since our inception in 2017, we have been drawing on our deep expertise in muscle physiology and small molecule drug discovery to drive the next generation of first-in-class therapeutics to address a variety of severe muscle diseases. We are advancing two clinical-stage programs in muscular dystrophies and severe cardiac diseases. Sevasemten (EDG-5506) is an orally administered skeletal myosin inhibitor in a pivotal stage trial for Becker muscular dystrophy (Becker) as well as ongoing Phase 2 programs in Duchenne muscular dystrophy. EDG-7500, currently in a multipart Phase 2 trial, is a novel cardiac sarcomere modulator for the treatment of hypertrophic cardiomyopathy (HCM) and other disorders of diastolic dysfunction. We also continue to advance our preclinical pipeline, including characterization of novel cardiometabolic targets. From this foundation and our dedication to muscle physiology and function, we will build a leading global biopharmaceutical company driving advances to improve the lives of people suffering from muscle diseases.

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

We have incurred significant losses since the commencement of our operations. Our net losses were $34.1 million and $94.2 million for the three and nine months ended September 30, 2024, respectively and $25.7 million and $70.0 million for the three and nine months ended September 30, 2023, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of September 30, 2024, we had an accumulated deficit of $338.9 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception through September 30, 2024, these private placements have provided gross proceeds of $160.7 million, and the initial public offering, follow-on public offering, issuance of our common stock under an “at the market offering” program (the ATM Program), and underwritten registered direct offering have generated net proceeds of $606.6 million. We believe that our existing cash and cash equivalents and marketable securities of $492.5 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

Macroeconomic and Geopolitical Developments

We are monitoring macroeconomic and geopolitical developments, such as inflation, instability in the banking and financial services sector, tightening of the credit markets, the upcoming change in the U.S. presidential administration, international conflicts, public health pandemics, cybersecurity and sanctions so that the Company can be prepared to react to new developments as they arise.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. We are currently conducting four Phase 2 clinical trials with sevasemten for people with muscular dystrophy (CANYON, LYNX, FOX and DUNE), a potentially registrational, or pivotal cohort, in individuals with Becker (GRAND CANYON), and a multipart Phase 2 study with EDG-7500 for people with HCM (CIRRUS-HCM). As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance sevasemten, EDG-7500, a product from our EDG-003 cardiometabolic discovery program through clinical trials and additional product candidates; continue to develop our proprietary drug discovery platform; continue to discover and develop additional product candidates; and hire additional personnel.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023	Change

	(in thousands)
Operating expenses:
Research and development	$32,222	$23,786	$8,436
General and administrative	8,210	5,666	2,544
Total operating expenses	40,432	29,452	10,980
Loss from operations
Interest income	6,303	3,739	2,564
Net loss	$34,129	$25,713	$8,416

Research and development expenses

The following table summarizes our research and development expenses:

	Three months ended September 30,
	2024	2023	Change

	(in thousands)
External research and development expenses:
Sevasemten clinical program	$13,119	$8,538	$4,581
EDG-7500 clinical program	4,118	3,979	139
Discovery and preclinical	3,040	2,450	590
Internal costs, including personnel related	11,945	8,819	3,126
Total research and development expenses	$32,222	$23,786	$8,436

Research and development expenses were $32.2 million and $23.8 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $8.4 million was driven by an increase of $4.6 million in sevasemten clinical program expenses, which was primarily due to increased clinical trial activity from site activations, patient enrollment, and manufacturing costs in our GRAND CANYON and FOX trials that were in start-up phases during the comparable period in 2023 and general clinical and outreach costs incurred in connection with all sevasemten trials. Internal costs increased $3.1 million, primarily related to personnel costs and stock-based compensation resulting from increased employee headcount to support the growth of our research and development programs. Discovery and preclinical expenses increased $0.6 million as a result of additional manufacturing and nonclinical costs related to our EDG-003 program and other cardio-metabolic research. EDG-7500 clinical program expenses increased $0.1 million primarily related to the start-up, site activation, and patient enrollment for our multipart Phase 2 CIRRUS-HCM trial; our Phase 1 trial was in a similar start-up phase in the comparable period in 2023.

General and administrative expenses

General and administrative expenses were $8.2 million and $5.7 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $2.5 million was primarily due to $1.6 million in increased personnel-related costs from increased headcount and stock-based compensation and $0.9 million in increased professional and consulting costs and other administrative costs.

Interest income

Interest income was $6.3 million and $3.7 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $2.6 million was primarily due to higher balances of marketable securities during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023	Change

	(in thousands)
Operating expenses:
Research and development	$90,596	$63,221	$27,375
General and administrative	22,696	17,274	5,422
Total operating expenses	113,292	80,495	32,797
Loss from operations
Interest income	19,141	10,475	8,666
Net loss	$94,151	$70,020	$24,131

Research and development expenses

The following table summarizes our research and development expenses:

	Nine months ended September 30,
	2024	2023	Change

	(in thousands)
External research and development expenses:
Sevasemten clinical program	$37,886	$23,231	$14,655
EDG-7500 clinical program	13,208	3,979	9,229
Discovery and preclinical	7,120	11,885	(4,765)
Internal costs, including personnel related	32,382	24,126	8,256
Total research and development expenses	$90,596	$63,221	$27,375

Research and development expenses were $90.6 million and $63.2 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $27.4 million was primarily driven by an increase of $14.7 million in sevasemten clinical program expenses which was primarily due an $8.6 million increase in our GRAND CANYON trial, $3.5 million increase in our FOX trial, $2.4 million increase in our LYNX trial, and $2.0 million increase in our MESA trial related to site activation and patient enrollment as the trials were in startup phases in the third quarter of 2023; offset by a $1.3 million decrease in our CANYON trial, which is nearing completion. EDG-7500 clinical program expenses increased $9.2 million related to the completion of our Phase 1 trial that was activated in late 2023 and manufacturing, site activation, and patient enrollment costs related to our CIRRUS-HCM trial that began in 2024. Internal costs increased $8.3 million, primarily related to a $5.0 million increase in personnel costs related to salaries, benefits, and employee expenses resulting from increased employee headcount to support the growth of our research and development programs, a $2.5 million increase in stock-based compensation related to increased headcount and overall higher stock prices driving increased option fair values, and $0.8 million related to depreciation and other facilities costs. Discovery and preclinical expenses decreased $4.8 million as a result of EDG-7500 costs, now shown separately, which were a significant portion of the first nine months of 2023’s discovery and preclinical expenses along with other costs from our EDG-003 program.

General and administrative expenses

General and administrative expenses were $22.7 million and $17.3 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $5.4 million was primarily due to $3.8 million in increased personnel-related costs from increased headcount and stock-based compensation and $1.6 million in increased professional and consulting costs and other administrative costs.

Interest income

Interest income was $19.1 million and $10.5 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $8.7 million was primarily due to higher balances of marketable securities during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception through September 30, 2024, these private placements have provided gross proceeds of $160.7 million, and the initial public offering, follow-on public offering, issuance of our common stock under the ATM Program, and underwritten registered direct offering have generated net proceeds of $606.6 million. As of September 30, 2024, we had cash, cash equivalents and marketable securities in the amount of $492.5 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(82,071)	$(65,118)
Net cash (used in) provided by investing activities	(205,578)	75,903
Net cash provided by financing activities	246,358	179
Net (decrease) increase in cash and cash equivalents	$(41,291)	$10,964

Operating activities

Cash used in operating activities during the nine months ended September 30, 2024 was primarily driven by our net loss for the period of $94.2 million, and was also impacted by changes in operating assets and liabilities which decreased net working capital by $3.4 million. Cash used in operating activities was reduced by non-cash charges of $8.7 million relating to stock-based compensation expense of $17.0 million, amortization of premium and accretion of discounts, net on marketable securities of $9.9 million, depreciation of $1.5 million and amortization of right-of-use asset of $0.2 million.

Cash used in operating activities during the nine months ended September 30, 2023 was primarily driven by our net loss for the period of $70.0 million, and was also impacted by changes in operating assets and liabilities which increased net working capital by $1.4 million. Cash used in operating activities was reduced by non-cash charges of $6.3 million relating to stock-based compensation expense of $12.4 million, amortization of premium and accretion of discounts, net on marketable securities of $7.3 million, depreciation of $1.1 million and amortization of right-of-use asset of $0.1 million.

Investing activities

Cash used in investing activities during the nine months ended September 30, 2024 amounted to $205.6 million, which was due to $413.9 million in purchases of marketable securities and $1.0 million for purchases of equipment, which was partially offset by $196.6 million in maturities of marketable securities and $12.7 million in sales of marketable securities.

Cash provided by investing activities during the nine months ended September 30, 2023 amounted to $75.9 million, which was due to $278.4 million in maturities of marketable securities and $19.2 million in sales of marketable securities, which was partially offset by $216.1 million in purchases of marketable securities and $5.6 million for purchases of equipment.

Financing activities

Cash provided by financing activities during the nine months ended September 30, 2024 was $246.4 million, which was due to cash proceeds of $7.0 million from the ATM Program, $240.0 million from the underwritten registered direct offering, $7.1 million in proceeds from the issuance of common stock upon exercise of stock options, and $0.4 million in proceeds from the employee stock purchase plan, which was partially offset by $7.9 million for the payment of underwriting commissions and offering costs and $0.3 million for the payment of deferred offering costs.

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

Our short-term material cash requirements as of September 30, 2024 are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We have entered into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

Our long-term cash requirements as of September 30, 2024 includes our lease obligations. In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado which includes escalating rent payments and an 8.2 year term, plus our share of operating expenses. In February 2023, the lease was modified to occupy an additional 9,624 square feet of office space, with aggregate payments of approximately $1.5 million over the initial 7.3 year term, plus our share of operating expenses. As of September 30, 2024 our total operating lease liability balance is $4.4 million, of which $1.0 million is a current liability.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on February 22, 2024 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three and nine months ended September 30, 2024, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K filed on February 22, 2024.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2024 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three and nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:

●	We have a limited operating history, some of our product candidates are early in development and we have no products approved for commercial sale.
●	We have not generated any revenue to date, have incurred significant net losses since our inception, and expect to continue to incur significant net losses for the foreseeable future.

●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates, if approved.
●	We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We are substantially dependent on the success of our lead product candidate, sevasemten (EDG-5506).
●	In addition to sevasemten, our prospects depend in part upon developing and commercializing EDG-7500 and product candidates from our EDG-003 cardiometabolic discovery program and discovering, developing and commercializing product candidates in future programs, which may fail or suffer delays that adversely affect their commercial viability.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the FDA, European Medicines Agency (EMA) or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results.
●	Our product candidates may cause serious adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.
●	If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.
●	We have limited resources and are currently focusing the majority of our efforts on developing sevasemten and EDG-7500 for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.
●	We face significant competition and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted.
●	Interim, topline and preliminary data from our clinical trials that we announce or publish may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We may not be successful in our efforts to develop a proprietary drug discovery platform to build a pipeline of product candidates.
●	We may develop sevasemten and potentially other programs in combination with other therapies, which would expose us to additional risks.
●	The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production.
●	Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.
●	Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

●	The patient population suffering from Duchenne muscular dystrophy (Duchenne), Becker muscular dystrophy (Becker) and Limb-girdle muscular dystrophy is small and has not been established with precision.
●	The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable.
●	Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.
●	Our success depends on our ability to protect our intellectual property and our proprietary technologies.
●	We rely, and expect to continue to rely, on third parties to conduct our clinical trials and those third parties may not perform satisfactorily.
●	We contract with third parties for the production of our product candidates.
●	Our reliance on third parties may require us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
●	If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.
●	Our operations and financial results could be adversely impacted by public health pandemics, such as COVID-19 and other related outbreaks in the United States and the rest of the world.

Risks Related to Our Financial Position, Need for Additional Capital and Limited Operating History

We have a limited operating history, some of our product candidates are early in development and we have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.

We are a clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are developing precision medicines for rare neuromuscular diseases which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. We commenced operations in 2017, have no products approved for commercial sale and have not generated any revenue. In July 2022, we initiated the first of four Phase 2 clinical trials for our lead product candidate, sevasemten, and we are enrolling Part B and Part C of a multipart Phase 2 clinical trial with our product candidate EDG-7500 for people with HCM. We have not yet initiated clinical trials for any other product candidate, including product candidates from our EDG-003 cardiometabolic discovery program. Since our inception in 2017, we have devoted substantially all of our focus and financial resources to discovering, identifying and developing potential product candidates, including advancing our development programs, conducting preclinical studies of our product candidates and initiating clinical trials, organizing and staffing our company, business planning, raising capital and securing related intellectual property rights.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock and public offerings of our common stock. Our net loss was $34.1 million and $94.2 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, we had an accumulated deficit of $338.9 million. We are advancing sevasemten and EDG-7500 in clinical development. Our other programs, including EDG-003, are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of September 30, 2024, we had $492.5 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings. We additionally filed a prospectus supplement to the shelf registration statement and entered into a sales agreement with Leerink Partners LLC (Leerink Sales Agreement) on May 10, 2024, under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175,000,000 from time to time, through an “at the market offering” program (Leerink ATM). We have not yet offered or sold any shares of common stock related to the Leerink ATM. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for and commercialize EDG-7500, product candidates from our research program currently focused on cardiometabolic indications, or EDG-003, and our lead product candidate, sevasemten. EDG-7500 is currently in a multipart Phase 2 trial. However, research and development related to novel therapeutics is inherently risky. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

Patients in our ongoing and planned clinical trials may in the future suffer other adverse events or other side effects not observed in our preclinical studies or previous clinical trials. For example, in the single ascending dose (SAD) trial for sevasemten, dose limiting somnolence was observed at the 135 mg level. In addition, in the multiple ascending dose (MAD) trial for sevasemten, the most common adverse events were dizziness and somnolence, all of which were mild and transient. In the ARCH trial of sevasemten in adults wit Becker, the most common adverse events were dizziness, fall, and arthralgia, which were mild and transient. Sevasemten or other product candidates may be used in pediatric populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if sevasemten is studied in combination with other therapies, it may exacerbate adverse events associated with the therapy. Patients treated with sevasemten or our other product candidates may also be undergoing other therapies which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses, which could occur either during the course of our clinical trials or after participating in such clinical trials.

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

For sevasemten trials, we completed our open-label ARCH trial and completed enrollment of the DUNE Phase 2 exercise challenge study at a single clinical trial site and our CANYON Phase 2 clinical trial at multiple sites. All other Phase 2 clinical trials are also being conducted at multiple sites. We have initiated an industry-sponsored, global, prospective registry investigating the natural history of adults with Becker aged 18 years and older. However, we may not be successful in achieving our goal of establishing natural history reference data points and identifying future eligibility for recruitment into our planned registrational trial in Becker. In addition, we completed the Phase 1 trial with EDG-7500 in healthy subjects and the Part A single-dose arm of the multipart Phase 2 Cirrus-CM trial in patient with oHCM. However, we may experience difficulty with enrollment and/or maintenance of patients in the ongoing enrollment of Part B and Part C of the Phase 2 trial.

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

With sevasemten, we expect to face competition from existing products and products in development. Approximately 70% of patients with Duchenne are treated with corticosteroids to manage the inflammatory component of the disease. Deflazacort and prednisone are FDA-approved corticosteroids and are marketed by multiple companies. In October 2023, the FDA granted Agamree (vamorolone) approval in Duchenne patients aged 2 years and older and Catalyst Pharmaceuticals, Inc. announced commercialization of this product in the United States in March 2024 following its North America exclusive license deal with Santhera. In addition, there are four exon skipping drugs which are marketed under an accelerated approval pathway from the FDA: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked phosphorodiamidate morpholino oligomers (PMOs) approved for the treatment of Duchenne patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of Duchenne patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. In May 2024, Nippon Shinyaku Co. Ltd. announced that no statistical significance was observed between the treatment group and the placebo group in VILTEPSO’s confirmatory study. This result may affect VILTEPSO’s accelerated FDA approval. In June 2022, PTC Therapeutics presented new topline results with Translarna (ataluren), for patients with nonsense mutation Duchenne, a subset of the disease that impacts between 10% and 15% of patients. It remains unclear if the data will lead to FDA approval of Translarna, for which the company resubmitted the NDA in July 2024. Translarna has been conditionally approved in the European Union and Brazil for ambulatory patients aged 2 years and older with Duchenne resulting from a nonsense mutation in the dystrophin gene. However, in January and June 2024, the Committee for Medicinal Products for Human Use of the EMA delivered negative opinions on the re-examination procedure for the conditional marketing authorization of Translarna. This is expected to result in the withdrawal of Translarna from the EMA markets. In June 2023, the FDA approved Sarepta’s Biologics License Application seeking accelerated approval of their microdystrophin gene therapy, Elevidys (delandistrogene moxeparvovec), for the treatment of ambulant individuals with Duchenne between the ages of four to five years. In June 2024, the FDA granted Elevidys full approval for the treatment of ambulatory individuals aged 4 years and older, and accelerated approval for the treatment of non-ambulatory individuals aged 4 years and older. Other companies focused on developing genetic based therapies for Duchenne that target dystrophin mechanisms include Solid Biosciences Inc., Genethon, PepGen, Dyne Therapeutics, Avidity Biosciences, REGENXBIO, Wave Life Sciences, and Entrada Therapeutics. In June 2024, Pfizer announced its gene therapy Phase 3 study failed to meet the primary and key secondary endpoints and is no longer under development. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics.

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

In the field of emerging treatments intended to treat HCM, competitors include Bristol-Myers Squibb (BMS), Cytokinetics, Imbria Pharmaceuticals, and Celltrion. Cytokinetics is developing a CMI, aficamten (CK-274), for which positive topline Phase 3 oHCM trial results were reported in December 2023. In June 2023, Cytokinetics initiated another Phase 3 active-comparator clinical trial of aficamten compared to metoprolol in symptomatic oHCM patients (MAPLE trial). In the second quarter of 2024, BMS and Cytokinetics initiated a study of mavacamten and aficamten, respectively, in pediatric population with symptomatic oHCM. BMS and Cytokinetics are also exploring their respective CMIs in ongoing Phase 3 nHCM clinical trials, and both are also developing next generation CMIs for the treatment of symptomatic HCM, CK-271 and MYK-224, respectively. A Phase 2 oHCM clinical trial of MYK-224 is currently ongoing.

Non-CMI targeting drugs in development include IMB-101(Imbria Pharmaceuticals), a prodrug of a 3-ketoacyl CoA thiolase enzyme inhibitor, CT-G20 (Celltrion), an anti-arrhythmic cibenzoline succinate, and trientine dihydrochloride (Univar Solutions), a selective copper II chelator. Lexicon Pharmaceuticals announced plans to investigate sotagliflozin, an SGLT1 and SGLT2 inhibitor, in a Phase 3 study of obstructive and non-obstructive HCM patients. In March 2024, the results of a Phase 2 trial in nHCM of IMB-101 were published. We have limited knowledge of CT-G20’s Phase 1 oHCM trial status, while the trientine Phase 2 oHCM clinical trial is ongoing. A gene therapy approach, TN-201, a myosin binding protein C3-targeting gene therapy candidate being developed by Tenaya Therapeutics for genetic HCM, is currently in Phase 1b. We are aware of several preclinical HCM programs including: JN-210, a microRNA activating gene therapy approach being developed by Jaan Biotherapeutics; HTX-001, an antisense oligonucleotide approach being developed by Haya Therapeutics; CDR348T and CDR641L, both are non-coding RNA-based therapies being developed by Cardior Pharmaceuticals (acquired by Novo Nordisk in May 2024). We are also aware of several early-stage preclinical HCM assets being developed by DiNAQOR in collaboration with BioMarin Pharmaceuticals (BMN-293/DINA-001) and Lexeo Therapeutics (LX2022), both are gene therapy approaches for genetic HCM. In April 2024, BioMarin announced the discontinuation of the development of BMN-293.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. For example, on April 15, 2024, we announced positive two-year topline results from the ARCH open label trial of sevasemten in adults with Becker and on September 19, 2024, we announced positive topline data from the Phase 1 trial of EDG-7500 in healthy subjects and the Part A single-dose arm of the Phase 2 multipart CIRRUS-HCM trial in patients with oHCM. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

Additionally, the collection and use of health data and other personal data is governed in the EU by the General Data Protection Regulation (GDPR), which extends the geographical scope of EU data protection law to entities and operations outside of the EU under certain conditions and imposes substantial obligations upon companies and new rights for individuals, and by certain EU member state-level legislation. Failure to comply with the GDPR may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR has increased our responsibility and liability in relation to applicable personal data that we or our CROs and other contractors and service providers may process, and we may be required to put in place additional measures in an effort to comply with the GDPR and with other laws and regulations in the EU, including those of EU member states, relating to privacy and data protection. These efforts may require substantial efforts and incurring significant costs. If our efforts to comply with the GDPR or other applicable EU laws and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business in the EU. Further, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the EU to the U.S. for companies that had self-certified to the Privacy Shield in July 2020. The CJEU decision also raised questions about the continued validity of one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s standard contractual clauses (SCCs), and EU regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the SCCs. EU regulators have released updated standard contractual clauses that are required to be implemented. The CJEU’s decision and other regulatory guidance or developments otherwise may impose additional obligations with respect to the transfer of personal data from the EU, United Kingdom (UK) and Switzerland to the U.S., and we may be required to engage in additional contractual negotiations relating to the new SCCs or otherwise, each of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EU, UK and Switzerland to the U.S.

Further, the exit of the UK from the EU has created uncertainty with regard to data protection regulation in the UK. The UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover. On June 28, 2021, the European Commission issued an adequacy decision in respect of the UK’s data protection framework, allowing personal data transfers from EU member states to the UK to continue without requiring additional contractual or other measures in order to lawfully transfer personal data between the territories. This decision is subject to renewal after four years, however, and may be revisited by the European Commission at any time. In the medium and longer terms, however, the relationship between the UK and EU in relation to aspects of data protection law remains unclear, which exposes us to further compliance risk. The UK also has issued its own standard contractual clauses that are required to be implemented. We may incur liabilities, expenses, costs, and other operational losses relating to the GDPR, the UK GDPR, and other laws and regulations in the EU and UK relating to privacy and data protection, including those of applicable EU member states in connection with any measures we take to comply with them.

In the United States, a broad variety of data protection laws and regulations may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with certain data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, establishes restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the new legislation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many of these laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado has enacted a Colorado Privacy Act (CPA) in June 2021 that went into effect on July 1, 2023, with enforcement commencing on the same date. The Colorado Attorney General released its rules implementing the CPA on March 15, 2023. Connecticut, Utah and Virginia have also enacted legislation similar to the CCPA and the CPA that have taken effect in 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that has taken, or will take effect in 2024; Delaware, Iowa, Minnesota, New Hampshire, New Jersey, Nebraska and Tennessee have enacted similar legislation that will take effect in 2025; and Indiana, Kentucky and Rhode Island have enacted similar legislation that will take effect in 2026.

Additionally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts and potentially requiring us to undertake additional measures to comply with them. With the GDPR, CCPA, CPRA, CPA and other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and in making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if third parties we work with, such as vendors or service providers, violate applicable laws or regulations or our policies, such violations may also put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our service providers to comply with our applicable policies or notices relating to privacy or data protection, our contractual or other obligations to third parties, or any of our other legal obligations relating to privacy or data protection, may result in governmental investigations or enforcement actions, litigation, claims and other proceedings, harm our reputation, and could result in significant liability. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action.

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

In addition, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, including the impact of the upcoming change in the U.S. presidential administration, could result in decreased use of our products by, or in our decreased ability to export our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business.

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

As of September 30, 2024, we had 108 full-time employees. Of these employees, 84 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, technical errors, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or availability or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. For example, in 2019, one of our CROs experienced a cybersecurity breach which resulted in unauthorized access to certain of our preclinical data. Additionally, in 2023, one of our CROs experienced a cyber-attack for which an investigation found that no unauthorized access to Edgewise data occurred in connection with this event. We have received phishing attacks, and companies have, in general, experienced an increase in phishing and social engineering attacks from third parties in connection with remote working, which has increased these and other cybersecurity risks. Additionally, cybersecurity researchers have warned of heightened risks of cyberattacks in connection with Russia’s war with Ukraine, and war and instability in Israel and the surrounding region. Any disruption or security incident resulting in any loss, destruction, unavailability, alteration, disclosure, disruption or dissemination of, or damage or unauthorized access to, our applications, any other data processed or maintained on our behalf or other assets, or for it to be believed or reported that any of these occurred, could cause us to incur costs, liability, and other financial harm and reputational damage and could contribute to delays in the development and commercialization of our product candidates. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns in systems or will prevent, or have prevented, other cyber incidents that could disrupt our programs and operations and the development of our product candidates or result in loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our systems and data and other data processed or maintained on our behalf or other assets, any of which could have a material adverse effect upon our reputation, business, operations or financial condition. Any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure, dissemination, or other processing of, personal information, including personal information regarding our clinical trial subjects or employees, or the perception that any such event has occurred, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, cause us to incur costs, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Notifications and follow-up actions related to a security breach or incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss, corruption or (temporary or permanent) unavailability of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the impacted data. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. We also rely on third parties to manufacture our product candidates, and for other purposes, and similar events relating to their infrastructure and systems could also have a material adverse effect on our business.

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

Our business is subject to risks associated with business operations we conduct internationally, as well as indirect impacts from our relationships with collaborators, partners, or contractors who conduct business internationally. We may seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements and reimbursement regimes in foreign countries, including changes in existing regulatory requirements and implementation of new regulatory requirements or policies that impact our clinical development and business operations in foreign countries;

●	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from preclinical studies or clinical trials;
●	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, change in political condition, including as a result of the upcoming change in the U.S. presidential administration, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the FCPA or comparable foreign regulations;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	impact of the COVID-19 pandemic or other public health concerns on our ability to produce our product candidates and conduct clinical trials in foreign countries;
●	production or supply shortages or other disruptions resulting from any events affecting raw material supply or manufacturing capabilities abroad, including, but not limited to, impacts due to the ongoing Ukraine-Russia war, addition of certain suppliers or companies to the Unverified List or other export restrictions under the Export Administration Regulations, implementation of other export controls, restrictions or sanctions, including impact of the upcoming change in the U.S. presidential administration, that can impact the supply chain, our business, or business operations of our suppliers, contractors or partners; and
●	business interruptions resulting from geo-political actions, including war, such as the ongoing war in Ukraine and war and instability in Israel and the surrounding region, other regional or geo-political conflicts, and terrorism.

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions, including the impact of the upcoming change in the U.S. presidential administration, that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United

States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine, which could be subject to change as a result of the upcoming change in the U.S. presidential administration, may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this periodic report, these factors include:

●	the timing and results of preclinical studies and clinical trials of our product candidates, those conducted by third parties or those of our competitors;
●	the success of competitive products or announcements by potential competitors of their product development efforts;
●	regulatory actions with respect to our products or our competitors’ products;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	market conditions in the pharmaceutical and biotechnology sector;
●	changes in the structure of healthcare payment systems;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or our other stockholders;
●	the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic; and
●	general economic, political, industry and market conditions including the impact of the change in the U.S. presidential administration and the impact of increasing inflation.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and cost of, and level of investment in, research and development activities relating to our current product candidates and any future product candidates and research-stage programs, which will change from time to time;
●	our ability to enroll patients in clinical trials and the timing of enrollment;
●	the cost of manufacturing our current product candidates and any future product candidates, which may vary depending on FDA, EMA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
●	expenditures that we will or may incur to acquire or develop additional product candidates and technologies or other assets;
●	the timing and outcomes of clinical trials or preclinical studies (as applicable) for sevasemten, EDG-7500, and our EDG-003 cardiometabolic discovery program and any of our other product candidates, or competing product candidates;
●	the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
●	competition from existing and potential future products that compete with sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates or programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
●	any delays in regulatory review or approval of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program or any of our other product candidates;
●	the level of demand for sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates, if approved, which may fluctuate significantly and be difficult to predict;
●	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with sevasemten and any of our other product candidates;
●	our ability to commercialize sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
●	our ability to establish and maintain collaborations, licensing or other arrangements;
●	our ability to adequately support future growth;
●	potential unforeseen business disruptions that increase our costs or expenses;
●	future accounting pronouncements or changes in our accounting policies;
●	the changing and volatile global economic and political environment, including as a result of the upcoming change in the U.S. presidential administration; and
●	increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trial and other related business activities.

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

As of September 30, 2024, our executive officers, directors, affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 22.7% of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Repurchase of our Common Stock

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

A portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other securities of ours, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.

Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

The following table describes, for the third quarter of 2024, each trading arrangement for the sale or purchase of our securities adopted by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), which we refer to as a “Rule 10b5-1 trading arrangement” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

	Action Taken	Type of trading	Nature of Trading	Duration of Trading	Aggregate Number
Name (Title)	(Date of Action)	Arrangement	Arrangement	Arrangement	of Securities
Kevin Koch (Chief Executive Officer & Director)	Adoption (September 30, 2024)	Rule 10b5-1 trading arrangement	Sale	(1)	(1)
Alan Russell (Chief Scientific Officer & Director)	Adoption (September 30, 2024)	Rule 10b5-1 trading arrangement	Sale	(2)	(2)
R. Michael Carruthers (Chief Financial Officer)	Adoption (September 27, 2024)	Rule 10b5-1 trading arrangement	Sale	(3)	(3)
Behrad Derakhshan (Chief Business Officer	Adoption (September 30, 2024)	Rule 10b5-1 trading arrangement	Sale	(4)	(4)
Joanne Donovan (Chief Medical Officer)	Adoption (September 30, 2024)	Rule 10b5-1 trading arrangement	Sale	(5)	(5)
John Moore (General Counsel)	Adoption (September 30, 2024)	Rule 10b5-1 trading arrangement	Sale	(6)	(6)
Marc Semigran (Chief Development Officer)	Adoption (September 24, 2024)	Rule 10b5-1 trading arrangement	Sale	(7)	(7)

(1)This trading plan has a scheduled expiration date of September 30, 2025. The number of shares of our common stock to be sold under the plan is up to 169,241 shares.
(2)This trading plan has a scheduled expiration date of September 30, 2025. The number of shares of our common stock to be sold under the plan is up to 300,000 shares.
(3)This trading plan has a scheduled expiration date of January 31, 2026. The number of shares of our common stock to be sold under the plan is up to 75,000 shares.
(4)This trading plan has a scheduled expiration date of January 5, 2026. The number of shares of our common stock to be sold under the plan is up to 40,000 shares.
(5)This trading plan has a scheduled expiration date of December 31, 2025. The number of shares of our common stock to be sold under the plan is up to 81,735 shares.

(6)This trading plan has a scheduled expiration date of December 31, 2025. The number of shares of our common stock to be sold under the plan is up to 50,000 shares.
(7)This trading plan has a scheduled expiration date of December 31, 2025. The number of shares of our common stock to be sold under the plan is up to 75,000 shares.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Edgewise Therapeutics, Inc. 2024 Inducement Equity Incentive Plan and related forms of stock option and restricted stock unit agreements.	8-K	001-40236	10.1	August 12, 2024

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 14d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

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

Date: November 7, 2024

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ R. Michael Carruthers
Name:	R. Michael Carruthers
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)