Form 10-K
period 2024-12-31
Edgewise Therapeutics, Inc.
filed 2025-03-03
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of registrant’s common equity held by non-affiliates of registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.4 billion, based upon the closing sale price of the common stock as reported on The Nasdaq Global Select Market.

As of February 24, 2025, there were 95,205,283 of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement for the 2025 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “likely,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the safety and efficacy, and the ability of our preclinical studies and clinical trials to demonstrate the safety and efficacy, of our product candidates, and other positive results;
●	our ability to utilize our proprietary drug discovery platform to develop a pipeline of product candidates to address muscle diseases;
●	the timing, progress and results of preclinical studies and clinical trials for sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, potential registrational studies or cohorts and our research and development programs;
●	the timing, scope and likelihood of domestic and foreign regulatory filings and approvals, including timing of final U.S. Food & Drug Administration (FDA) approval of or Investigational New Drugs of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any other future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization, operations and marketing capabilities, relationships with other businesses and other business strategies, systems and relationships;
●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
●	the need to hire additional personnel and our ability to attract and retain such personnel;
●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting and our expectations regarding the implementation of newborn screening for muscular dystrophy;
●	our expectations regarding the approval and use of our product candidates in combination with other drugs;
●	our competitive position and the success of competing product candidates and therapies that are or may become available;
●	the ability of our programs to offer substantial opportunities for us to expand into other severe muscle diseases;
●	our estimates of the number of patients that we will enroll in our clinical trials;

●	our estimates relating to the timing of completing enrollment for our clinical trials and natural history study;
●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects, of our product candidates;
●	our ability to obtain and maintain regulatory approval of our product candidates, and the timing or likelihood of regulatory filings and approvals, including our expectations to maintain the Orphan Drug Designation (ODD) and Rare Pediatric Disease Designation (RPDD) for sevasemten and our expectation to seek special designations for our other product candidates;
●	our plans relating to the further development of our product candidates, including additional indications we may pursue;
●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;
●	our expectations regarding the impact of public health pandemics, including the COVID-19 pandemic, on our business;
●	our expectations regarding the recent change in the U.S. presidential administration;
●	our expectations regarding the impact of Russia’s war with Ukraine, and war and instability in the Middle East on our business;
●	our expectations regarding the impact of instability in the U.S. banking and financial services sector and other macroeconomic trends;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	our continued reliance on third parties to conduct additional preclinical studies and planned clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
●	our relationships with patient advocacy groups, key opinion leaders, regulators, the research community and payors;
●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	the pricing and reimbursement of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, if approved;
●	the rate and degree of market acceptance and clinical utility of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing which may be impacted by many factors including inflation;
●	our financial performance;

●	the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements; and
●	the impact of laws and regulations.

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

At Edgewise, we appreciate the life-limiting impact of serious muscle diseases. Our science-driven culture places patients first as we start with their unmet needs and then work towards developing therapies to help address the significant challenges of serious muscle diseases. Since our inception in 2017, our precision medicine muscle platform has generated several programs to address a variety of muscle diseases. We are advancing two clinical-stage programs in muscular dystrophies and severe cardiac diseases and a number of preclinical programs.

Our muscular dystrophy program includes sevasemten (EDG-5506), an orally administered skeletal myosin inhibitor. Sevasemten is currently being studied in multiple Phase 2 clinical trials, including a pivotal cohort, in patients with either Becker muscular dystrophy (Becker) or Duchenne muscular dystrophy (Duchenne). Our cardiovascular program includes EDG-7500, a novel oral, selective cardiac sarcomere modulator. EDG-7500 is currently being studied in a multipart Phase 2 trial in both obstructive and non-obstructive hypertrophic cardiomyopathy (HCM). We are also continuing to advance our preclinical exploration, including novel cardiometabolic targets.

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

Our most advanced product candidate, sevasemten, is an orally administered allosteric, selective, fast myofiber (type II) myosin small molecule inhibitor designed to address contraction-induced muscle injury, the root cause of dystrophinopathies including Duchenne and Becker. Both of these disorders are rare and often debilitating diseases, and we estimate that in the US, EU-5 and Japan there are approximately 35,000 Duchenne patients and approximately 12,000 Becker patients. There are currently no approved therapies for individuals with Becker.

As a selective fast myosin inhibitor, sevasemten presents a novel mechanism of action designed to selectively limit injurious stress caused by lack of dystrophin by moderating fast skeletal muscle myosin force development and thereby compensating for the absence of functional dystrophin. Our preclinical data with sevasemten in animal models of muscular dystrophy demonstrated that selective regulation of fast (type II) myofiber contraction protected muscle from damage, reduced systemic fibrosis and improved measures of muscle function including strength and ability to engage in physical activities, which we believe may provide evidence of a disease modifying effect. A unique observation from our preclinical work is that sevasemten led to pronounced prevention of cardiac fibrosis. This is a highly relevant finding, particularly if replicated in clinical observations, since cardiac myopathy is a major driver of mortality in both Duchenne and Becker. We believe sevasemten has potential therapeutic utility as either a standalone or combination therapy for patients suffering from rare muscular dystrophies, if approved.

In Becker, we have advanced sevasemten through the clinic including completing a Phase 1 trial evaluating safety, tolerability, PK and pharmacodynamics of sevasemten in adult healthy volunteers (Phase 1a) and in adults with Becker (Phase 1b). In ARCH, an open-label, single-center trial assessing long-term safety and PK, decreases in biomarkers of muscle damage and trends toward improvement in function as measured by the North Star Ambulatory Assessment (NSAA) have been observed following 24 months of treatment with sevasemten. In CANYON, a multi-center, double-blind, randomized, placebo-controlled study to investigate the effect of sevasemten on the safety, pharmacokinetics, biomarkers, and functional measures of participants, we met the primary endpoint of reduction in circulating levels of creatine kinase (CK), a biomarker associated with skeletal muscle damage, as well as the secondary endpoint of stabilization of function as measured by the NSAA after 12 months of treatment. CANYON was expanded to include a pivotal cohort called GRAND CANYON that completed enrollment, including over-enrolling beyond the target 120 adult participants, in February 2025. The Company also completed the Phase 2 DUNE Exercise Challenge Study, in patients with Becker, Limb Girdle Muscular Dystrophy Type 2i (LGMD2i) and McArdle disease at a single site in Denmark.

In Duchenne, we are advancing our Phase 2 studies, LYNX and FOX, both assessing safety, PK and biomarkers of muscle damage in individuals with Duchenne and for the purpose of identifying a dose of sevasemten that will reduce biomarkers of muscle damage and has the potential to provide functional benefit to patients in a Phase 3 trial.

The FDA granted sevasemten Fast Track designation for the treatment of Duchenne in February 2024, and Orphan Drug Designation (ODD) for the treatment of Duchenne and Becker and Rare Pediatric Disease Designation (RPDD) for the treatment of Duchenne in November 2023. The FDA previously granted Fast Track designation for the investigation and development of sevasemten for the treatment of Becker.

We established our cardiovascular program by evolving a second muscle-targeted initiative that focuses on the identification of novel cardiac muscle modulators. We are currently pursuing our other lead product candidate, EDG-7500, for the treatment of HCM in addition to exploring the potential of its novel mechanism in the treatment of disorders of diastolic dysfunction. In September 2024, we announced topline results of our Phase 1 trial of EDG-7500 which assessed the tolerability, PK, and pharmacodynamics of EDG-7500 in healthy adults, observing that EDG-7500 was well tolerated without meaningful changes in left ventricle ejection fraction (LVEF). We have also initiated the multi-part Phase 2 CIRRUS clinical trial of EDG-7500 in obstructive hypertrophic cardiomyopathy (oHCM) and non-obstructive hypertrophic cardiomyopathy (nHCM). In September 2024, we shared topline data from Part A of this trial in which EDG-7500 demonstrated robust left ventricular outflow tract (LVOT) gradient reductions in a single dose without meaningful changes in LVEF in patients with oHCM. We have also dosed the first patients in the CIRRUS-HCM 28-day trial (Parts B and C) and have initiated an open-label extension trial (Part D) evaluating the long-term safety, tolerability, and treatment effects of EDG-7500. We are currently amending Part D of the CIRRUS-HCM trial as we plan for Phase 3 in 2026. We continue to plan to report initial CIRRUS-HCM data from Parts B and C in the first quarter of 2025 and from Part D in the second half of 2025.

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

We were co-founded in 2017 by our Chief Scientific Officer, Alan Russell, Ph.D., Peter Thompson, M.D., who is currently a Partner at OrbiMed and Badreddin Edris, Ph.D., who is currently the Chief Operating Officer at SpringWorks Therapeutics, Inc. through funding provided by OrbiMed. Dr. Russell has extensive experience in developing novel therapeutics for diseases involving skeletal muscle, having previously served as Vice President and Head of the Muscle Metabolism Discovery Performance Unit at GlaxoSmithKline from 2010 to 2017 and as Associate Director, Muscle Biology and Therapeutics at Cytokinetics from 2002 to 2010, where he was the co-inventor of tirasemtiv and reldesemtiv, direct muscle sensitizers for Amyotrophic Lateral Sclerosis.

We are led by Kevin Koch, Ph.D., who has been in the life science industry for over 30 years with a focus on drug discovery, translational medicine and clinical development. Dr. Koch previously served as the Senior Vice President of

Drug Discovery, Chemical and Molecular Therapeutics at Biogen where he managed global drug discovery and biomarker development. Dr. Koch was a co-founder of Array BioPharma, serving as President, Chief Scientific Officer and Board member from the company’s inception in 1998 to 2013. While there, he built a fully integrated research and development team that oversaw the invention of over 20 clinical development candidates across multiple therapeutic areas, several of which are now marketed medicines. Prior to Array, Dr. Koch held senior positions at Amgen and Pfizer Central Research. Our Chief Operating Officer, Behrad Derakhshan, Ph.D., our Chief Financial Officer, R. Michael Carruthers, our Chief Medical Officer, Joanne Donovan, M.D., Ph.D., and our General Counsel, John Moore, each have more than 15 years of experience in drug research, clinical development, regulatory affairs, manufacturing, business development and commercialization of novel medicines, particularly in a range of devastating rare diseases and cardiac disorders. Additionally, in January 2025, we appointed Robert Blaustein, M.D., Ph.D, a cardiac drug development expert from Merck, as Chief Development Officer (CDO).

Further, we have built a scientific advisory board with experts in the field of neuromuscular and cardiac muscle diseases affecting both children and adults. Our scientific advisors include researchers who publish widely-cited articles on the skeletal and cardiac aspects of muscular dystrophy as well as on inherited forms of cardiovascular disease. Moreover, some of our advisors lead clinical units at some of the leading muscle disease centers in the United States and are actively involved in our drug development process and programs.

As a private company, we raised $160.7 million from leading institutional investors which include OrbiMed, Novo Holdings A/S, U.S. Venture Partners (USVP), Deerfield Management, Viking Global Investors, New Leaf Ventures, Janus Henderson Investors, RA Capital Management, Cormorant Asset Management, Logos Capital, Wellington Management, CureDuchenne Ventures and an undisclosed institutional investor. We also raised $186.1 million in net proceeds from our initial public offering in March 2021, $129.2 million in net proceeds from our follow-on public offering in September 2022 (the September 2022 Offering), $59.4 million in net proceeds through an “at the market offering” program (ATM Program), and $231.9 million in net proceeds from our underwritten registered direct offering in January 2024 (the January 2024 Offering).

Our Strategy

Our vision is to improve the lives of patients and families suffering from severe muscle diseases by building the world’s leading muscle-focused, biopharmaceutical company. Key components of our strategy to achieve this vision include:

●	Engaging comprehensively with patients, their families and their physicians to develop trusted relationships, transparent communications, and become a leader in the rare muscle disease communities. By positioning ourselves as a trusted partner that moves with thoughtful urgency, we will continue to work to understand the needs of patients in order to inform our development of sevasemten, EDG-7500 and other programs for severe muscle diseases. We continue to seek to better appreciate the burden of disease from the patient perspective, understand the current standard of care and unmet needs in managing the disease and learn what is most meaningful to patients.
●	Leveraging clinical and regulatory precedents and our extensive experience in severe muscle diseases to rapidly advance sevasemten through clinical development in muscular dystrophies. Sevasemten is an orally administered small molecule designed to prevent contraction-induced muscle damage in dystrophinopathies including Duchenne and Becker. Sevasemten presents a novel mechanism of action designed to selectively limit the exaggerated muscle damage caused by the absence or loss of functional dystrophin. By minimizing the progressive muscle damage that leads to functional impairment, sevasemten has the potential to benefit a broad range of patients suffering from debilitating neuromuscular disorders. Its unique mechanism of action provides the potential to establish sevasemten as a foundational therapy in dystrophinopathies, either as a single agent therapy or in combination with available therapies and those in development. We are advancing sevasemten through the clinic including the completion of the CANYON Phase 2 trial evaluating safety and effects on function and biomarkers of muscle damage in adult males with Becker, and the completed enrollment of the pivotal GRAND CANYON cohort, including over-enrolling beyond the target 120 adult participants, designed to evaluate the efficacy and safety of sevasemten over an 18-month period. In Duchenne, we are advancing our Phase 2 clinical trials, LYNX, assessing safety, PK and biomarkers of muscle damage, and FOX, which includes children and adolescents previously treated with gene therapy.
●	Leveraging our deep expertise in muscle-disease therapeutics to expand our pipeline, advancing EDG-7500 into the clinic for the treatment of HCM and other diseases of diastolic dysfunction. EDG-7500 is a first-in-class oral, selective, cardiac sarcomere modulator intended for the treatment of HCM and other diseases of cardiac diastolic dysfunction. The compound is designed to slow early contraction velocity and improve impaired cardiac relaxation. This novel mechanism is anticipated to have a broad therapeutic index that may facilitate fixed dosing and minimize monitoring during treatment. Preclinical data of EDG-7500 support beneficial activity in animal models of both obstructive and non-obstructive HCM with diastolic benefit and minimal changes in left ventricular systolic performance in a range of preclinical experiments. We completed a randomized, double-blind, placebo-controlled, single and multiple ascending dose Phase 1 trial evaluating safety, tolerability, PK and pharmacodynamics in healthy adults, observing that EDG-7500 was well-tolerated without meaningful changes in left ventricle ejection fraction in healthy adults. Further, we observed that EDG-7500 in oHCM demonstrated robust LVOT gradient reductions without meaningful changes in LVEF in Part A of our CIRRUS-HCM multi-part Phase 2 trial of EDG-7500 in individuals with HCM.
●	Investing in our precision medicine drug discovery platform to fuel the development of novel targeted therapies to expand our pipeline into additional skeletal and cardiac muscle diseases. Building upon our success in designing small molecule inhibitors of fast skeletal myosin, we are leveraging our proprietary drug discovery platform and capabilities to create precision medicines for muscle diseases with high levels of unmet need. In addition to sevasemten and EDG-7500, we are also advancing our preclinical program, EDG-003, directed to cardiometabolic targets.
●	Integrating our scientific expertise, development capabilities and growing network of patient advocacy groups and collaborators to develop novel therapies addressing muscle diseases with the highest unmet need. Our company was founded based on an in-depth understanding of muscle disease and integrative physiology, coupled with our strong drug discovery capabilities and a desire to improve the lives of patients with severe muscle diseases. In addition to this expertise, we have established a growing network of key stakeholders, including patient advocacy groups, healthcare professionals, key opinion leaders, research institutions, regulators and payors, to ensure our efforts remain guided by the needs of patients suffering from severe muscle diseases. We will continue to work closely with these collaborators to inform our development programs and strategies to potentially bring transformational therapies to these communities as we build a patient-centric organization.
●	Opportunistically evaluating strategic collaborations and asset acquisition opportunities to accelerate development and commercialization timelines as well as potentially expand our pipeline within our core therapeutic areas. We have retained global development and commercialization rights to all of our programs and intend to maximize their commercial opportunity across global markets. We plan to collaborate on product candidates that we believe have promising utility in disease areas or patient populations that are better served by the resources or specific expertise of other biopharmaceutical companies. We currently intend to build a focused commercial organization in the United States to market any of our drug candidates that are approved. Outside the United States, we will evaluate strategic opportunities to maximize the commercial potential of our product candidates with collaborators whose development and commercial capabilities complement our own. We will also evaluate select external opportunities to strategically expand our pipeline.

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

Our Programs

Sevasemten for Treatment of Patients with Duchenne and Becker

Overview

We are developing a muscle fiber stabilizing therapy that represents a novel mechanistic approach designed to address the root cause of dystrophin deficient muscular dystrophies. Sevasemten, our most advanced product candidate, is an orally administered, allosteric, selective, fast myofiber (type II) myosin inhibitor that is designed to be inactive against slow myofiber (type I) myosin present in both skeletal muscle and the heart. Our preclinical data for sevasemten in animal models with muscular dystrophy demonstrated that selective regulation of fast (type II) myofiber contraction protected muscle from damage, decreased systemic fibrosis and improved measures of muscle function, including strength and physical activity. Sevasemten was evaluated in a Phase 1 clinical trial designed to assess the safety, tolerability, and PK of sevasemten in adult healthy volunteers (HVs) (Phase 1a) and in adults with Becker (Phase 1b). Our Phase 1a data in HVs demonstrated that sevasemten was generally well-tolerated and amenable to daily dosing. Our Phase 1b (ARCH) data in Becker individuals demonstrated proof of concept by showing a significant reduction in key biomarkers of muscle damage. We also initiated a Phase 2 clinical trial (CANYON) in individuals with Becker in July 2022, added a potentially registrational cohort to CANYON in September 2023 (GRAND CANYON), initiated a Phase 2 (LYNX) dose-finding clinical trial in children with Duchenne in October 2022 and a Phase 2 (FOX) clinical trial in children and adolescents with Duchenne who have been previously treated with gene therapy in October 2023. Type II myosin inhibition prevents muscle damage via a blockade of the biophysical stress response during normal muscle contractile activity thus stabilizing the muscle and protecting the muscle from damage. As such, it is a potentially complementary approach to dystrophin replacement strategies which stabilize muscle through the re-expression of a truncated but not fully functional dystrophin.

Absence of dystrophin in Duchenne causes muscle fiber membrane stress when muscles contract, leading to myofiber damage. By enhancing muscle stability and decreasing muscle damage, we believe sevasemten has the potential to improve outcomes across a broad range of Duchenne patients when used as a single agent. Sevasemten may also provide a synergistic or additive effect in combination with available therapies and therapies currently in development, including dystrophin replacement gene therapies.

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

Duchenne Muscular Dystrophy

Duchenne is a severe, degenerative muscle disorder with a median life expectancy of around 30 years. People living with Duchenne begin to lose their ability to walk without assistance by their early teens and nearly all will require the use of a wheelchair by the time they are in their mid-teens. Duchenne is the most common type of muscular dystrophy and genetic mutations in the dystrophin gene result in contraction-induced muscle damage, which is the primary driver of irreversible muscle loss and impaired motor function. Currently, there is no cure for Duchenne; early, active multidisciplinary care from neuromuscular specialists, cardiologists, physical therapists, and other specialists is critical for optimized disease management. Current therapeutic options for Duchenne are inadequate to prevent significant morbidity and mortality; novel therapies in development for Duchenne, including muscle targeted interventions, aim to positively impact disease trajectory.

Becker Muscular Dystrophy

In contrast to Duchenne, Becker results from a mutation in the dystrophin gene yielding a partially functional protein. Becker patients often are diagnosed at a later age in childhood (approximately 11 years old) with similar symptoms to Duchenne of symmetrical, proximal limb weakness, notable in the quadriceps, with calf hypertrophy and elevated CK. While certain Becker patients have mild or minimal lower limb weakness and remain relatively stable over time as measured by the NSAA, other Becker patients have a typical Becker disease course with progressive loss of lower limb function, measurable with the NSAA over a 12-month period with the majority losing ambulation at some point in their lifetime. Compared to Duchenne, Becker patients’ skeletal myopathy occurs later in childhood, and they maintain ambulation through age 16. However, Becker patients develop cardiomyopathy at a similar mean age to Duchenne (14.4 years Duchenne and 14.6 years Becker), which may result in death or the need for cardiac transplantation.

Current Treatments for Duchenne and Becker and their Limitations

There is no cure for Becker and no approved therapies on the market to treat the disease.

For Duchenne, there is also no cure and for most patients, there are no satisfactory symptomatic or disease-modifying treatments. Standard of care in Duchenne includes physical therapy to maintain mobility and prevent contractures, bracing and surgery for scoliosis, medical treatment for cardiomyopathy and heart failure, respiratory therapies for ventilatory impairment, psychosocial management to support behavior and learning, glucocorticoid regimens and exon skipping therapies.

Glucocorticoids

The chronic and ongoing damage state seen in Duchenne is one of the targets of glucocorticoids. Glucocorticoid treatment with either prednisone or EMFLAZA (deflazacort), the current standard-of-care for Duchenne, has been shown to temporarily improve muscle strength, prolong the period of ambulation, and slow functional decline, including upper limb and respiratory function, characteristic of the disease. In October 2023, the FDA granted AGAMREE (vamorolone), a novel steroid therapy, approval in Duchenne patients aged 2 years and older and Catalyst Pharmaceuticals, Inc. announced commercialization of this product in the United States in March 2024 following its North America exclusive license deal with Santhera. The modest chronic benefit of steroids is weighed against the risks, and treatment is often discontinued after loss of ambulation. Sustained glucocorticoid dosing in young Duchenne patients is associated with side effects including weight gain which could lead to obesity, Cushingoid features, excessive growth of hair on the body, adverse behavior changes, growth impairment, delayed puberty, immune suppression, adrenal suppression, fractures and cataracts. In Becker, glucocorticoids are not often used because of these side effects.

Exon Skipping Therapies

There are four exon skipping drugs which are marketed under an accelerated approval pathway from the FDA: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked phosphorodiamidate morpholino oligomers (PMOs) approved for the treatment of Duchenne patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of Duchenne patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. A significant limitation of exon skipping approaches for Duchenne is the fact that each PMO has been developed for skipping of a specific exon and their use is limited to a sub-set of mutations and hence only used in a subpopulation of Duchenne patients (e.g., Exon 51 skipping is feasible in only up to 13% of all Duchenne patients). An aggregate of approximately 29% of Duchenne patients are amenable to treatment with these therapies. The FDA labels for all four drugs state that a clinical benefit has not yet been established and that continued approval may be contingent upon the verification of such clinical benefit in confirmatory clinical trials. In May 2024, Nippon Shinyaku Co. Ltd. announced that no statistical significance in function was observed between the treatment group and the placebo group in VILTEPSO’s confirmatory study, which may affect VILTEPSO’s accelerated FDA approval.

In addition, Translarna® (ataluren), a small molecule intended to promote ribosomal read-through to overcome the nonsense (stop) pathogenic mutations in Duchenne, was conditionally approved in the European Union and Brazil for ambulatory patients aged 2 years and older with Duchenne resulting from a nonsense mutation in the dystrophin gene. However, in January and June 2024, the Committee for Medicinal Products for Human Use of the EMA delivered negative opinions on the re-examination procedure for the conditional marketing authorization of Translarna, which may result in the withdrawal of Translarna from the EMA markets.. Phase 3 trials have not confirmed clinical efficacy and Translarna® is not approved for treating Duchenne in the United States. As all PMO therapies result in the re-expression of a truncated dystrophin protein, the best treatment outcome that Duchenne patients can expect is a Becker-like disease phenotype.

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

In June 2023, the FDA approved Sarepta’s Biologics License Application seeking accelerated approval of their microdystrophin gene therapy, Elevidys (delandistrogene moxeparvovec), for the treatment of ambulant individuals with Duchenne between the ages of four to five years. In June 2024, the FDA granted Elevidys full approval for the treatment of ambulatory individuals aged 4 years and older, and accelerated approval for the treatment of non-ambulatory individuals aged 4 years and older. Other companies focused on developing genetic based therapies for Duchenne that target dystrophin mechanisms include Solid Biosciences Inc., Genethon, PepGen, Dyne Therapeutics, Avidity Biosciences, REGENXBIO, Wave Life Sciences, and Entrada Therapeutics. In June 2024, Pfizer announced its gene therapy Phase 3 trial failed to meet the primary and key secondary endpoints and is no longer under development. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics.

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

Our Solution: Sevasemten

Since the cloning of the dystrophin gene in 1986, researchers, clinicians, and pharmaceutical and biotechnology companies have worked relentlessly to advance the scientific and clinical understanding of Duchenne to accelerate finding a cure. At Edgewise, we have built on this foundational work through applying our understanding of muscle physiology to develop sevasemten, a molecule that we believe has the potential to change the devastating course of Duchenne. While many of our competitors are targeting dystrophin, our orthogonal approach is focused on protecting muscle damage induced by contractions from activities of daily living.

Sevasemten is an orally administered, allosteric, selective, fast myofiber (type II) myosin inhibitor that is designed to be inactive against slow myofiber (type I) myosin present in both skeletal muscle and the heart. We believe sevasemten has the potential to overcome many of the obstacles facing other therapeutics in development for the treatment of dystrophinopathies based on the following key characteristics:

●	Offers a novel, potentially disease modifying approach for the treatment of severe muscle diseases by blocking the structural destabilization of skeletal myofibers. By protecting dystrophin deficient myofibers from degeneration, sevasemten’s mechanism of action is directed towards the underlying cause of muscle degeneration in Duchenne and Becker to reduce muscle damage, prevent downstream fibrosis, allow healthy muscle contraction, and enhance physical function. Moreover, since muscle damage induced by excessive exercise in normal volunteers can reduce muscle strength through the generation of edema and fiber disruption by up to 30%, we believe that elimination of muscle damage could increase muscle strength and ultimately function in a muscular dystrophy populations where continuous muscle damage is the driver of disease progression.
●	Highly selective for all fast type II myofibers, thus limiting the potential for serious off-target side effects. Our non-clinical toxicology package has not revealed any off-target or unexpected side effects, following systemic administration.
●	Targeted distribution into muscle tissue limits exposure to other organs. Sevasemten exhibits a high volume of distribution due to target-mediated partition into skeletal muscle. This reduces exposure of the compound to other organs such as the liver and kidney, limiting the chances of unexpected adverse effects.
●	Offers a mutation agnostic approach with the potential to be used for disorders resulting from genetic lesions in dystrophin or the dystroglycan complex. Sevasemten can potentially be used to treat all populations of Duchenne and Becker, as well as many forms of LGMD, a progressive, lethal myopathy that results from mutations of key proteins in the dystroglycan complex.

●	Provides a mechanistic approach to treat Duchenne that may provide additional functional benefits over genetic based therapeutics. DNA based gene therapies or RNA based exon skipping therapeutics are designed to produce a mini- or micro-dystrophin but not a full-length dystrophin protein; therefore, the best potential therapeutic outcome for these therapies might be a Becker-like phenotype where patients would still have significant skeletal muscle impairments and high degree of unmet need.
●	Offers a potential treatment option to patients, regardless of therapy background, immune background, age or weight. We are developing sevasemten to be used as a single agent therapy but it may also provide a synergistic or additive effect in combination with available therapies and therapies currently in development. Moreover, sevasemten may offer a disease modifying option for patients currently excluded from Phase 3 minidystrophin or microdystrophin gene therapy trials due to age (four to seven year old children) and those who have antibodies against AAV due to naturally acquired infections.

We believe these characteristics uniquely position sevasemten as a potentially new standard of care for patients with Duchenne and Becker, either as a standalone or in combination with other therapies.

An illustration of sevasemten’s novel mechanism of action

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

Biomarkers of fast fiber turnover are elevated in Becker and Duchenne

Using high-throughput screens of type II fast skeletal muscle myofibrils, we identified a novel structural class of myosin ATPase inhibitors that we optimized for potency, selectivity, physiochemical properties and PK, leading to the synthesis of sevasemten. Sevasemten acts to protect dystrophic muscle from breakdown by modulating contraction in susceptible fast muscle fibers. Our goal is to reduce contraction of susceptible muscle fibers by five to twenty percent. We believe that the reduced muscle breakdown will result in potential preservation or enhancement of physical function in Duchenne patients.

Regulating myofiber contraction in Duchenne patients is not a novel concept. Dantrolene, an inhibitor of the ryanodine receptor that modulates both fast and slow skeletal myofiber contraction was used in a small clinical trial in 1991 in Duchenne patients. Treatment was associated with a 3-fold reduction in CK and a trend favoring attenuation of decreases in function. While it is approved for treatment of malignant hyperthermia and chronic spasticity, it is not approved or used in Duchenne. Chronic treatment with dantrolene has been associated with drowsiness and the potentially serious side effect of idiosyncratic fatal hepatotoxicity, limiting its broad use. We anticipate that the high potency, fast fiber targeting and low projected dose of sevasemten will limit unwanted side effects. Moreover, stabilization of the sarcomere with sevasemten via direct decreases in contractile stress potentially provides greater muscle protection than secondary inhibition of calcium release via the ryanodine receptor.

Another corollary to our approach of selectively targeting type II fast skeletal muscle myofibrils with sevasemten is mavacamten (MYK461), a selective allosteric inhibitor of cardiac type I myosin ATPase. Mavacamten was approved by the FDA for HCM, a disorder characterized by excessive contractility and impaired relaxation of cardiomyocytes. Through selective targeting of cardiac type I myosin ATPase, mavacamten is designed to reduce cardiac muscle hypercontractility in HCM. Mavacamten’s mechanism of action further validates selective allosteric regulation of myofibers as a viable therapeutic approach to treating various muscle disorders.

Interestingly, nature has carried out one of the more critical experiments to help us understand the impact of inhibiting fast fiber myosin selectively. There are several reports describing the human phenotype of people born with genetic loss of function (LOF) of the myosin heavy chain 2 gene, MYH2 which encodes Type IIa myosin and makes up approximately 85% of the body’s fast fibers. Muscle biopsies in these patients show a heavy skewing towards slow type I muscle fibers as a result of complete lack of fast type IIa muscle fibers. These patients have mild, proximal muscle weakness with ocular muscle involvement but remain ambulatory throughout life. The observations in these patients demonstrate an ability of the body to maintain function despite complete loss of one myofiber type. Given that our goal is to partially inhibit type II fast skeletal muscle myofibrils in order to modulate force development and not completely inhibit them, as is the case in the LOF patients, it is our belief that selective fast fiber regulation with sevasemten will likely be well-tolerated and may protect dystrophic myofibers from degeneration and subsequently improve and/or preserve physical function.

Preclinical Data

With sevasemten, preclinically, we demonstrated that treatment protects muscle in short- and long-term assays in both mouse and dog models with muscular dystrophy.

Sevasemten Clinical Plan

An updated overview of our near-term clinical development plan for sevasemten in Duchenne and Becker is shown below:

Sevasemten Phase 1 Clinical Trial

In October 2020, we initiated a Phase 1 randomized, placebo-controlled, double-blind, single and multiple ascending-dose clinical trial to evaluate the safety, tolerability and PK of sevasemten in adult HVs (Phase 1a) and adults with Becker (Phase 1b), to address potential differences in safety, tolerability and PK in the background of dystrophic muscle.

In the first-in-human single ascending dose (SAD) trial, oral doses of sevasemten (0.5, 1.5, 5, 15, 45, 90 and 135 mg) or matching placebo were administered to 57 HVs. The most common adverse events (AEs) were dizziness and somnolence, which were seen at Grade 1 (on the Division of AIDS AE Grading Scale) except in the single dose cohort of 135 mg, where Grade 2 somnolence and dizziness were observed. The multiple ascending dose (MAD) trial enrolled 40 participants of whom 30 were randomized to sevasemten and 10 were randomized to placebo. Cohorts B1 and B2 received a suspension with a 4-day loading dose of sevasemten once-daily followed by 10 days at half of this dose (B1: 10 mg/5 mg, B2: 20 mg/10 mg). Cohorts B3 to B5 did not receive a loading dose and were administered a 20 mg suspension (B3) or a solid dosage form at doses of 20 mg (B4) and 40 mg (B5) daily for 14 days.

Phase 1b enrolled seven adult males with Becker who were randomized to active (n=5) or placebo (n=2). Sevasemten was administered at a dose of 20 mg once daily, in solid dosage form taken with food for 14 days. The primary endpoint was safety and tolerability, and secondary endpoints were PK, including tissue concentrations, and, importantly, multiple biomarkers of muscle damage in the setting of dystrophic muscle. Sevasemten was well tolerated in Becker subjects. Seven of the seven subjects enrolled in the Phase 1b cohort experienced TEAEs and all were Grade 1. There were no AEs of special interest, no SAEs, and no discontinuations due to AEs. There were no AEs due to clinically significant abnormal vital signs, ECG or laboratory assessments. All participants that received either sevasemten or placebo experienced Grade 1 dizziness with 2 of 5 participants that received sevasemten reporting somnolence.

Overall, the findings for the Phase 1 clinical trial with sevasemten provide compelling evidence for sevasemten as a potentially disease modifying treatment for muscular dystrophies. Both in HVs and Becker patients, sevasemten was well tolerated and achieved muscle concentrations well above those predicted to demonstrate efficacy based on preclinical disease models of Duchenne. Moreover, sevasemten led to a robust, significant reduction in key biomarkers of muscle damage, driving CK, TNNI2, myoglobin and AST to either normal or near normal levels observed in healthy volunteers after only two weeks of sevasemten dosing.

Sevasemten ARCH Open Label Data

In December 2021, we initiated our ARCH open label, single-center trial of sevasemten in 12 adults with Becker, including all seven participants from our Phase 1b first-in-human trial (following a 3-month washout). ARCH was designed to evaluate the safety, PK, changes in biomarkers of muscle damage such CK and fast skeletal muscle troponin I, measures of function with NSAA/NSAD, time function tests and patient-reported outcomes. The schematic below outlines the overall trial design. ARCH was designed to monitor patients for two years and was completed in March 2024.

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

Becker Patient Baseline Characteristics in ARCH

At 24 months, sevasemten continued to be well tolerated following escalation to the 20 mg dose, after initially receiving a 10 mg and 15 mg doses. An overview of the adverse events observed up to the 12 and 24-month timepoints can be seen in the table below.

Summary Table of AEs Observed in ARCH (at the 24 Month Timepoint)

*not associated with dizziness

Significant decreases in key biomarkers of muscle damage including CK and TNNI2 were observed in participants treated with sevasemten.

Sevasemten Leads to Sustained Decrease in Key Biomarkers of Muscle Damage After 24 Months of Treatment

As seen in the figure below, during two years of sevasemten treatment, participants’ NSAA scores stabilized and continued to diverge relative to functional declines reported across multiple Becker natural history studies, in which two-year mean decreases of 2.4 NSAA points were reported.

In ARCH, Sevasemten Demonstrated Stabilization of Function with Trends Toward Improvement at two years

The positive results from the two-year ARCH trial support the hypothesis that a reduction in contraction-induced muscle damage in muscular dystrophies, associated with sevasemten administration, has the potential to preserve and improve muscle function while preventing disease progression in dystrophinopathies.

Observations from ARCH identified key factors, including the optimal dosing strategy of sevasemten, for the design of a potentially registrational trial in Becker.

Phase 2 Clinical Trial in Becker (CANYON trial and GRAND CANYON cohort)

In July 2022, we initiated our CANYON Phase 2 clinical trial of sevasemten, assessing the effect of sevasemten over a 12-month period on safety, PK, biomarkers of muscle damage (e.g., CK, troponins, myoglobin), and functional measures in individuals with Becker aged 12 years and above. This placebo-controlled trial successfully recruited 69 individuals at approximately 14 sites in the United States, United Kingdom, and the Netherlands.

In September 2023, based on the positive observations from the ARCH trial, we amended the CANYON trial and initiated GRAND CANYON, a potentially registrational cohort in individuals with Becker. GRAND CANYON is a multicenter, randomized, double-blind, placebo-controlled cohort to evaluate the safety and efficacy of sevasemten in adults with Becker. Data from GRAND CANYON, if positive, could support a marketing application. The primary endpoint of GRAND CANYON is the NSAA.

In December 2024, we reported topline data from CANYON Phase 2 trial, the largest Becker interventional trial to date. The trial met its primary endpoint demonstrating a significant change from baseline in circulating levels of CK, a biomarker associated with skeletal muscle damage, in the sevasemten-treated group (difference vs. placebo, 28% average decrease over months 6 through 12; p=0.02).

CK showed rapid and sustained decreases with sevasemten treatment

On the key secondary endpoint, sevasemten-treated patients showed stabilization of NSAA with a trend towards improvement at 12 months compared to placebo. The between-group difference was 1.1 points, favoring sevasemten; p=0.16 across all adult participants.

Positive trends in NSAA favoring sevasemten with placebo declining in line with natural history

Plasma fast skeletal muscle troponin I (TNNI2), a target-specific biomarker of fast skeletal muscle damage, showed a significant decrease of 77% from baseline in the sevasemten-treated group compared to placebo, averaged over months 6 through 12 in adults; p<0.001. Additional functional measures, including the 10-meter walk/run, 4-stair climb and 100-meter timed test, showed trends towards improvement compared to placebo. Sevasemten was well-tolerated and no new safety concerns were observed.

TNNI2, an on-target biomarker of fast muscle fiber damage, demonstrated rapid and sustained decreases with sevasemten treatment

In February 2025, we completed enrollment, including over-enrolling beyond the target 120 Becker adults, in the GRAND CANYON pivotal cohort. Based on the positive Phase 2 CANYON results, we plan to engage the FDA and European Medicines Agency about marketing authorization filing strategies for sevasemten in Becker.

Exercise Challenge Study (DUNE Study)

In November 2022, we initiated a Phase 2 Exercise Challenge Study (DUNE), to investigate the effect of sevasemten on muscle injury biomarkers following exercise, studied at a single site in Denmark. The trial is a 16-week randomized, double-blind, placebo-controlled Phase 2 trial assessing safety, PK and biomarker response to exercise in adults with Becker, LGMD2I or McArdle disease. At the 2024 World Muscle Society meeting, we presented topline results from the DUNE study. showing sevasemten was well tolerated across 21 participants: Becker (n=9), LGMD2I (n=9) and McArdle (n=3). In the Becker cohort, sevasemten showed significant reductions in biomarker of muscle damage including a 45% decrease in CK after 16 weeks of treatment. At 24 hours post exercise, TNNI2 reduced 75% and CK by 49% in the sevasemten-treated group. The data further support the safety and efficacy profile of sevasemten in Becker.

Open-Label Extension in Becker (MESA)

In November 2023, we initiated our MESA open-label extension that will assess the long-term effect of sevasemten on safety, biomarkers and functional measures in adults and adolescents with Becker. MESA will provide continued access to sevasemten treatment to participants who were previously enrolled in ARCH, CANYON (including GRAND CANYON ), and DUNE. To date, 99% of eligible participants completing these trials have enrolled in MESA.

Phase 2 Clinical Trials in Duchenne (LYNX and FOX Studies)

In October 2023, we announced the expansion of our sevasemten program in Duchenne. The LYNX trial in children with Duchenne rapidly enrolled at 14 sites across the United States, across five cohorts. Based on the safety profile observed to date, we added additional cohorts to continue dose escalation of sevasemten. LYNX is designed to identify a dose of sevasemten that will reduce biomarkers of muscle damage and has the potential to provide functional benefit to patients in a Phase 3 trial. Additionally, we added a new cohort to LYNX to include children aged four to seven years with Duchenne who are not currently treated with corticosteroids. Patients within the LYNX trial are initially dosed in placebo-controlled cohorts over 12 weeks, then continue on to the open label portion of the trial for up to 33 months.

We initiated the FOX trial, a Phase 2 placebo-controlled trial in children and adolescents with Duchenne who have been previously treated with gene therapy. The FOX trial will assess the effect of sevasemten over 12 weeks on safety,

PK and biomarkers of muscle damage. The trial will also explore changes in functional measures, such as the NSAA and self-reported/caregiver-reported outcomes. Approximately 48 participants, aged six to 17 years, are expected to be enrolled in the trial at multiple sites across the United States. Participants will then continue in an open-label extension portion of the trial for up to 21 months to gain further insights into safety, PK, function and biomarker measures.

Natural History Study

In 2022, we commenced an observational natural history study being conducted in collaboration with the GRASP-LGMD Consortium. Enrollment is expected to be complete in Q1 2025.

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

HCM can be divided into patients with obstructive disease, known as obstructive HCM (oHCM) and those with non-obstructive disease (nHCM). The pathophysiologic feature of obstruction is present in two thirds of patients with HCM, as the mitral valve comes into contact with the thickened muscle of the interventricular septum during the ejection of oxygenated blood from the heart to the systemic circulation. This creates an obstruction to blood flow exiting the heart through the LVOT which results in a pressure gradient between the LV cavity and the systemic circulation. As a result, higher pressures are generated in the left ventricle than normal, and a pressure gradient develops between the LV cavity and the systemic circulation. This pressure gradient can be quantitatively measured by a routine clinical examination using Doppler echocardiography, the most common way oHCM is diagnosed and severity assessed. Patients with nHCM do not develop LVOT obstruction and have normal left ventricular pressures during contraction. They are characterized by the absence of a pressure gradient both at rest and following a variety of physiologic challenges, such as exertion, and non-physiologic maneuvers. Heart failure in nHCM results from diminished filling of the heart due to impaired myocardial relaxation that results from abnormal function of the same proteins that cause hypercontractility. This abnormal cardiac physiology, termed diastolic dysfunction leads to a decrease in cardiac output that is particularly severe when an HCM patient exerts themselves. oHCM patients also have LV diastolic dysfunction in addition to obstruction of blood flow in the LVOT. The clinical manifestations of oHCM and nHCM are generally similar though oHCM patients may experience more symptoms of lightheadedness and syncope.

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

EDG-7500 Phase 1 Clinical Trial

In September 2023, we announced initial dosing in a Phase 1 trial of EDG-7500 which assessed the tolerability, PK, and pharmacodynamics of EDG-7500 in healthy adults. In September 2024, the Company announced top-line data of EDG-7500 from the Phase 1 trial in healthy subjects. In the placebo-controlled Phase 1 SAD trial (n=48), healthy subjects received single doses of EDG-7500, ranging from 5 to 300 mg. In the MAD portion of the trial (n=24), healthy subjects received 25 to 100 mg once daily for 14 days. EDG-7500 was well tolerated in both the SAD and MAD; there were no clinically meaningful changes or trends in vital signs, clinical chemistry, hematology, or electrocardiograms. There were no meaningful changes in LVEF for all SAD and MAD subjects across a broad range of EDG-7500 exposures. In the MAD portion of the trial, a half-life of approximately 30 hours was observed, and steady state was achieved in approximately 4 days after the start of once-daily dosing. Generally, dose proportional increases in exposure were observed in both SAD and MAD.

EDG-7500 Phase 2 Clinical Trial (CIRRUS-HCM)

In April 2024, we initiated CIRRUS-HCM, a four-part, multi-center, open-label trial, in approximately 55 patients with HCM at up to 20 clinical sites in the U.S. The primary objective of Part A of the trial was to evaluate the safety and tolerability of a single oral dose of EDG-7500. Other key outcome measures included PK, LVEF, and resting and provocable LVOT gradient. In the fourth quarter of 2024, we opened and began enrolling the 28-day arms (Parts B and C) and the 12-week open label extension (Part D) of the CIRRUS-HCM trial in patients with obstructive HCM and non-obstructive HCM. We are currently amending Part D of the CIRRUS-HCM trial as we plan for Phase 3 in 2026. We continue to plan to report initial CIRRUS-HCM data from Parts B and C in the first quarter of 2025 and from Part D in the second half of 2025.

In CIRRUS-HCM Part A, patients with oHCM received a single dose of 50, 100 or 200 mg of EDG-7500. A 67% mean reduction in resting LVOT pressure gradient (LVOT-G) and a 55% mean reduction in provokable (Valsalva) LVOT-G were observed in patients receiving the 100 and 200 mg single doses. LVOT gradients less than 30 mmHg at rest and less than 50 mmHg with Valsalva were each observed in 60% of patients receiving a single dose of 100 or 200 mg of EDG-7500.

EDG-7500 Led to Significant Reductions of Resting and Valsalva LVOT-G in the Combined 100/200 mg Cohorts

Importantly, gradient reduction was achieved without a meaningful change in LVEF.

Gradient Relief in oHCM Patients was Achieved Without a Meaningful Reduction in LVEF

Treatment with a single dose of EDG-7500 also led to a 64% mean reduction in NT-proBNP, a key biomarker of heart failure, in the 200 mg cohort.

EDG-7500 Administration Resulted in Robust Reductions in NT-proBNP, a Key Marker of Heart Failure in HCM

This reduction highlights the potential of our mechanism in the treatment of diseases of diastolic dysfunction, including nHCM. The Company expects to report CIRRUS-HCM 28-day data in the first quarter of 2025.

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

We have engaged CDMOs to manufacture sevasemten and EDG-7500 for preclinical and clinical use. All of our product candidates are small molecules and are manufactured in synthetic processes from readily available starting materials. Our chemistry is a convergent synthesis of under five steps and fourteen steps for sevasemten and EDG-7500 respectively, and appears amenable to scale up and does not currently require unusual equipment in the manufacturing process. We obtain our supplies from these CDMOs on a purchase order basis and do not have a long-term supply arrangement in place. We do not currently have arrangements in place for redundant supply. For all of our product candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to seeking regulatory approval.

Sales and Marketing

If any of our product candidates are approved, we currently intend to market and commercialize them in the United States and select international markets, either alone or in collaboration with others.

Competition

Sevasemten

Approximately 70% of patients with Duchenne are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. and prednisone is also FDA-approved and is marketed by multiple companies. In October 2023, the FDA granted AGAMREE (vamorolone) approval in Duchenne patients 2 years and older and Catalyst Pharmaceuticals, Inc. is commercializing this product in the US following its North America exclusive license deal with Santhera. In addition, there are four exon skipping drugs which are marketed under an accelerated approval pathway from the FDA: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked PMOs approved for the treatment of Duchenne patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of Duchenne patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. In May 2024, Nippon Shinyaku Co. Ltd. announced that no statistical significance was observed between the treatment group and the placebo group in NILTEPSO’s confirmatory study. This result may affect VILTEPSO’s accelerated FDA approval. In June 2022, PTC Therapeutics presented new topline results with Translarna (ataluren) for patients with nonsense mutation Duchenne, a subset of the disease that impacts between 10% and 15% of patients. It remains unclear if the data will lead to FDA approval of Translarna, for which the company resubmitted the NDA in October 2024. Translarna has been conditionally approved in the European Union and Brazil for ambulatory patients aged 2 years and older with Duchenne resulting from a nonsense mutation in the dystrophin gene. However, in January and June 2024, the Committee for Medicinal Products for Human Use (CHMP) of the EMA delivered negative opinions on the re-examination procedure for the conditional marketing authorization of Translarna. This may result in the withdrawal of Translarna from the EMA markets.

In June 2023, the FDA approved Sarepta’s Biologics License Application seeking accelerated approval of their microdystrophin gene therapy, Elevidys (delandistrogene moxeparvovec), for the treatment of ambulant individuals with Duchenne between the ages of four to five years. In June 2024, the FDA granted Elevidys full approval for the treatment of ambulatory individuals aged 4 years and older, and accelerated approval for the treatment of non-ambulatory individuals aged 4 years and older. Other companies focused on developing genetic based therapies for Duchenne that target dystrophin mechanisms include Solid Biosciences Inc., Genethon, PepGen, Dyne Therapeutics, Avidity Biosciences, REGENXBIO, WaveLife Sciences, and Entrada Therapeutics. In June 2024, Pfizer announced its gene therapy Phase 3 trial failed to meet the primary and key secondary endpoints and is no longer under development. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of Duchenne. In June 2022, Italfarmaco announced positive topline data from its completed Phase 3 trial with Givinostat, a histone deacetylase (HDAC) inhibitor, in boys with Duchenne. In March 2024, the FDA approved Duvyzat (givinostat) for the treatment of Duchene in patients aged six years and older. Moreover, in June 2021, Italfarmaco released top line Phase 2 data for givinostat in Becker. Givinostat did not show a significant difference in the primary endpoint compared to placebo. The future of this program in Becker is uncertain.

EDG-7500

Current pharmaceutical treatment is intended to improve diastolic filling in both oHCM and nHCM and reduce LVOT in oHCM patients only. The goal of current therapies is to achieve meaningful symptom relief. Non-vasodilating beta blockers and non-dihydropyridine calcium channel blockers are the first-line therapies for symptomatic oHCM and nHCM patients. Commonly prescribed beta-blockers are atenolol, propranolol, and metoprolol. Verapamil and diltiazem are calcium channel blockers used in the treatment of symptomatic oHCM and nHCM. For oHCM patients who remain symptomatic, a sodium channel blocker with negative ionotropic drug properties may also be added, typically disopyramide (either Pfizer’s Norpace, marketed by Pfizer, or a generic form marketed by several companies) and/or Camzyos (mavacamten), a cardiac myosin inhibitor (CMI), may also be added.

In the field of emerging treatments for HCM, competitors include Bristol-Myers Squibb (BMS), Cytokinetics, Imbria Pharmaceuticals, and Celltrion. BMS markets Camzyos (mavacamten), a CMI intended for the treatment of adults with symptomatic NYHA class II-III oHCM. To date, Camzyos (mavacamten) has secured marketing approvals in the US, Europe, and other countries across five continents. Cytokinetics is also developing a CMI, aficamten (CK-274), for which positive Phase 3 oHCM results were announced in 2023. In December 2024, the FDA accepted the aficamten New Drug Application (NDA) with a Prescription Drug Free User Act (PDUFA) target action date set for September 26, 2025. In June 2023, Cytokinetics initiated another Phase 3 active-comparator clinical trial of aficamten compared to metoprolol in symptomatic oHCM patients. In the second quarter of 2024, BMS and Cytokinetics initiated a study of mavacamten and aficamten, respectively, in pediatric population with symptomatic oHCM. BMS and Cytokinetics are also exploring their respective CMIs in ongoing Phase 3 nHCM clinical trials, and BMS is also developing a next generation CMI, MYK-224, for which a Phase 2 oHCM clinical trial is currently ongoing.

Non-cardiac myosin targeting drugs in development include IMB-101 (Imbria Pharmaceuticals), a partial fatty acid oxidation (pFOX) inhibitor, CT-G20 (Celltrion), an anti-arrhythmic cibenzoline succinate, and trientine dihydrochloride (Univar Solutions), a selective copper II chelator. In November 2023, Imbria announced Phase 2 nHCM topline results of IMB-101; full results were published in March 2024. In the third quarter of 2024, Lexicon Pharmaceuticals initiated a Phase 3 trial of sotagliflozin, an SGLT1 and SGLT2 inhibitor, in patients with symptomatic obstructive and non-obstructive HCM. We have limited knowledge of CT-G20’s Phase 1 oHCM trial status, while the trientine Phase 2 oHCM clinical trial is ongoing. A myosin binding protein C3-targeting gene therapy candidate, TN-201, is being developed by Tenaya Therapeutics for genetic HCM. TN-201 is currently in a Phase 1b/2 study for which interim results were recently announced in December 2024. We are aware of several preclinical HCM programs including: JN-210, a microRNA activating gene therapy approach being developed by Jaan Biotherapeutics; HTX-001, an antisense oligonucleotide approach being developed by Haya Therapeutics; CDR348T and CDR641L, both are non-coding RNA-based therapies being developed by Cardior Pharmaceuticals (acquired by Novo Nordisk in May 2024). We are also aware of several early-stage preclinical HCM gene therapy assets being developed by DiNAQOR, DINA-003 and DINA-001, the latter in collaboration with BioMarin Pharmaceuticals (BMN-293/DINA-001). In August 2024, BioMarin announced the discontinuation of the development of BMN-293. We have limited knowledge of DINAQOR’s future development plans for DINA-001/BMN-293. Another HCM gene therapy approach targeting cardiac troponin I3 (TNNI3), LX2022, is being developed by Lexeo Therapeutics. To the best of our knowledge, the program is currently in a preclinical stage.

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

We currently, and expect that we will continue to, own or in-license patents and patent applications related to our key drug candidates. We own patents and patent applications that cover compositions of matter, methods of treating diseases such as Duchenne, Becker, LGMD and muscle spasticity disorders and combination therapies. As of February 3, 2025, we own a patent portfolio consisting of 22 patent families. We own 4 issued U.S. patents, 5 issued European patents, 5 issued Japanese patents, 2 issued Indian patents, 2 issued South African patents, 2 issued Singaporean patents, 2 issued Hong Kong patents, 2 issued Mexican patents, 16 pending non-provisional U.S. patent applications, 5 pending PCT applications and 40 pending foreign applications filed in 15 different countries and regions including Europe, Australia, Brazil, Canada, China, Eurasia, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore, South Africa, and Hong Kong. We own two issued U.S., one European, one South African, one Hong Kong, one Singaporean, one Mexican, and one Japanese patent that covers compositions of matter of sevasemten and methods of treatment using sevasemten that are expected to expire in 2039, excluding any patent term extensions. We own one PCT patent application and one U.S. non-provisional application that covers composition of matter of EDG-7500 and methods of treatment using EDG-7500. For our drug candidates, we generally pursue multilayered patent protection covering compositions of matter, methods of use and methods of manufacture. We also intend to pursue patent protection, if available, with respect to biomarkers that may be useful in selecting a patient population for use of our drug candidates. We intend to strengthen the patent protection of our drug candidates and technologies through additional patent application filings.

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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the new Trump administration may lead to new policies and changes in the regulations that may impact our clinical development and timelines.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2032, unless additional congressional action is taken. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient programs, and to reform government program reimbursement methodologies for pharmaceutical products. For example, under the American Rescue Plan Act of 2021, Medicaid statutory rebates are no longer capped at 100% of the average manufacturer price. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges and future regulations, healthcare measures and agency rules by the Trump administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.

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

European Union Drug Development

Similar to the United States, the various phases of preclinical and clinical research in the European Union (EU) are subject to significant regulatory controls. Although the European Union Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated, it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: The National Competent Authority (NCA), and one or more Ethics Committees (ECs). Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred. The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. The Clinical Trials Regulation EU No 536/2014 which replaced the Clinical Trials Directive entered into application on January 31, 2022, is intended to simplify the current rules for clinical trial authorization and standards of performance. For instance, there will be a streamlined application procedure via a single-entry point, a European Union portal and database. From January 31, 2025, all ongoing trials, including those approved under the Clinical Trials Directive, will need to comply with the Clinical Trials Regulation and their sponsors must enter information on the trials in the Clinical Trials Information System.

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

Employees and Human Capital

As of December 31, 2024, we had 110 full-time employees. Of these employees, 84 are engaged in research or product development and clinical activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We may use our website (www.edgewisetx.com), press releases, public conference calls, public webcasts, X, YouTube, and LinkedIn as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We also make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (Exchange Act). These include our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings. The address for the SEC website is https://www.sec.gov.

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

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:

●	We have a limited operating history and while we are moving toward becoming a commercial-ready biopharmaceutical company, some of our product candidates are early in development and we have no products approved for commercial sale.
●	We have not generated any revenue to date, have incurred significant net losses since our inception, and expect to continue to incur significant net losses for the foreseeable future.
●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates, if approved.
●	We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We are substantially dependent on the success of our lead product candidates, sevasemten and EDG-7500.
●	In addition to sevasemten, our prospects depend in part upon developing and commercializing EDG-7500 and product candidates from our EDG-003 cardiometabolic discovery program and discovering, developing and commercializing product candidates in future programs, which may fail or suffer delays that adversely affect their commercial viability.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the FDA, European Medicines Agency (EMA) or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results.

●	Our product candidates may cause serious adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.
●	If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.
●	We have limited resources and are currently focusing the majority of our efforts on developing sevasemten and EDG-7500 for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.
●	We face significant competition and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted.
●	Interim, topline and preliminary data from our clinical trials that we announce or publish may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We may not be successful in our efforts to develop a proprietary drug discovery platform to build a pipeline of product candidates.
●	We may develop sevasemten and potentially other programs in combination with other therapies, which would expose us to additional risks.
●	The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production.
●	Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.
●	Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
●	The patient population suffering from Duchenne muscular dystrophy (Duchenne), Becker muscular dystrophy (Becker) and Limb-girdle muscular dystrophy (LGMD) is small and has not been established with precision.
●	The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable.
●	Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.
●	Our success depends on our ability to protect our intellectual property and our proprietary technologies.
●	We rely, and expect to continue to rely, on third parties to conduct our clinical trials and those third parties may not perform satisfactorily.
●	We contract with third parties for the production of our product candidates.
●	Our reliance on third parties may require us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
●	If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

Risks Related to Our Financial Position, Need for Additional Capital and Limited Operating History

We have a limited operating history, some of our product candidates are early in development and we have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.

We are a clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are developing precision medicines for rare neuromuscular diseases which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. We commenced operations in 2017, and while we are moving toward becoming a commercial-ready biopharmaceutical company, we have no products approved for commercial sale and have not generated any revenue. In July 2022, we initiated the first of four Phase 2 clinical trials for our product candidate, sevasemten, and we are enrolling Part B and Part C of a multipart Phase 2 clinical trial with our product candidate EDG-7500 for people with HCM. We have not yet initiated clinical trials for any other product candidate, including product candidates from our EDG-003 cardiometabolic discovery program. Since our inception in 2017, we have devoted substantially all of our focus and financial resources to discovering, identifying and developing potential product candidates, including advancing our development programs, conducting preclinical studies of our product candidates and initiating clinical trials, organizing and staffing our company, business planning, raising capital and securing related intellectual property rights.

Although we are moving toward becoming a commercial-ready biopharmaceutical company, we have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial-scale product or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields. As we continue moving toward commercialization, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

We have not generated any revenue to date, have incurred significant net losses since our inception, and expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock and public offerings of our common stock. Our net loss was $133.8 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $378.6 million. We are advancing sevasemten and EDG-7500 in clinical development. Our other programs, including EDG-003, are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Our business depends entirely on the successful discovery, development, regulatory approval and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve several objectives, including:

●	successful and timely completion of preclinical and clinical development of sevasemten, EDG-7500, and product candidates from our EDG-003 cardiometabolic discovery program and our other future product candidates and programs;
●	establishing and maintaining relationships with CROs and clinical sites for the clinical development of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any other future product candidates and programs;
●	the initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
●	acceptable frequency and severity of adverse events in the clinical trials;
●	the efficacy and safety profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
●	complying with any required post-marketing approval commitments to applicable regulatory authorities;
●	developing an efficient and scalable manufacturing process for our product candidates;
●	establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;
●	successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
●	a continued acceptable safety profile following any marketing approval of our product candidates;
●	commercial acceptance of our product candidates by patients, the medical community and third-party payors;
●	timely receipt of reimbursement from applicable authorities for any product candidates for which we successfully receive regulatory approval;
●	satisfying any required post-marketing approval commitments to applicable regulatory authorities;

●	identifying, assessing and developing new product candidates;
●	obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protecting our rights in our intellectual property portfolio;
●	defending against third-party infringement claims, if any;
●	entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	obtaining coverage and adequate reimbursement by third-party payors for our products and patients’ willingness to pay in the absence of such coverage and adequate reimbursement;
●	obtaining additional funding to develop and potentially manufacture and commercialize our product candidates;
●	addressing any competing therapies and technological and market developments;
●	managing costs, including any unforeseen costs, that we may incur as a result of nonclinical study or clinical trial delays due to COVID-19 or other public health pandemics or emergencies, inflation or other causes; and
●	attracting, hiring and retaining qualified personnel, including clinical, scientific, management and administrative personnel.

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

As of December 31, 2024, we had $470.2 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings. We additionally filed a prospectus supplement to the shelf registration statement and entered into a sales agreement with Leerink Partners LLC (Leerink Sales Agreement) on May 10, 2024, under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175,000,000 from time to time, through an “at the market offering” program (Leerink ATM). We have not yet offered or sold any shares of common stock related to the Leerink ATM. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning before January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (Tax Act) as amended by the Coronavirus Aid, Relief, and Economic Security Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. Our state NOLs may be subject to similar or different limitations. As of December 31, 2024, we had available federal NOL carryforwards of approximately $146.3 million, of which $145.1 million do not expire, and state NOL carryforwards of approximately $155.6 million, of which $32.7 million do not expire.

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

To the extent we may experience any disruptions directly or indirectly through our contractors or partners as a result of any ongoing pandemic, outbreaks or other public health emergencies or disruptions, including any resurgence in COVID-19 cases in the future, that could severely impact our business and clinical trials, including:

●	further delays or difficulties in enrolling and retaining patients in our clinical trials or those conducted by third parties and further incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments;
●	challenges related to ongoing and increased operational expenses related to pandemics or public health emergencies or disruptions;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	delays, difficulties or increased costs to comply with COVID-19 or other public health related protocols at our leased facilities and clinical sites;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

●	delays in preclinical and clinical sites receiving the supplies and materials needed to conduct our clinical trials;
●	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug products used in our clinical trials;
●	changes in regulations as part of a response to the COVID-19 pandemic or other public health emergencies or disruptions which may require us to change the ways in which our clinical trials are conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;
●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel;
●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States; and
●	increased competition for contract research organizations (CROs), suppliers and vendors.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business may adjust their operations in light of the COVID-19 pandemic or other public health emergencies. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, we experienced delays in trial initiation for our Phase 1 clinical trial of sevasemten and switched from an international third-party manufacturer to a third-party manufacturer based in the United States to minimize manufacturing supply chain disruptions as a result of COVID-19. Changing our third-party manufacturer could result in delays in our manufacturing supply chain which could delay or otherwise impact our development of sevasemten and result in increased costs related to sevasemten. Additionally, certain preclinical studies for our discovery research programs are conducted by CROs, which could be discontinued or delayed as a result of public health emergencies. We could also experience delays if our suppliers are delayed in delivering raw materials to our third-party manufacturers. For example, we experienced delays in enrolling patients for our Phase 1 clinical trial for sevasemten. In addition, our clinical trial sites could experience delays in collecting, receiving, and analyzing data from patients enrolled in our clinical trial for sevasemten due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 or other public health emergencies on the costs and timing associated with the conduct of our clinical trial and other related business activities.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidates, sevasemten and EDG-7500. If we are unable to complete further development of, obtain approval for and commercialize sevasemten or EDG-7500 for one or more indications in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize sevasemten and EDG-7500, our lead product candidates. We are investing the majority of our efforts and financial resources in the research and development of sevasemten and EDG-7500. Sevasemten is in advanced clinical trials in patients with Becker, Duchenne, and Limb-Girdle muscular dystrophies, as well as McArdle Disease, and EDG-7500 is in advanced clinical trials in patients with HCM.

Sevasemten and EDG-7500 will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote sevasemten, EDG-7500, or any other product candidate before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. While we announced topline results from the Phase 2 CANYON trial of sevasemten in individuals with Becker and from the Phase 1 and Phase 2 CIRRUS-HCM Part A trials of EDG-7500 in patients with obstructive hypertrophic cardiomyopathy (oHCM), the FDA may disagree with our interpretation of the data and may require additional clinical testing before we can seek regulatory approval and begin commercialization, if at all.

The success of sevasemten and EDG-7500 will depend on several factors, including the following:

●	the successful and timely completion of our ongoing nonclinical studies and clinical trials of sevasemten and EDG-7500;
●	the initiation and successful patient enrollment and completion of additional clinical trials of sevasemten and EDG-7500 on a timely basis;
●	maintaining and establishing relationships with CROs and clinical sites for the clinical development of sevasemten and EDG-7500;
●	the frequency and severity of adverse events in clinical trials;
●	demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;
●	the timely receipt of marketing approvals for sevasemten and EDG-7500 from applicable regulatory authorities;
●	maintaining the Orphan Drug Designation (ODD) and Rare Pediatric Disease Designation (RPDD) for sevasemten;
●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
●	the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of sevasemten and EDG-7500;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

●	protecting our rights in our intellectual property portfolio;
●	our ability to expand sevasemten and EDG-7500 into multiple indications;
●	the successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety profile following any marketing approval;
●	the actual market-size, ability to identify patients and the demographics of patients eligible for our product candidates, which may be different than expected;
●	commercial acceptance by patients, the medical community and third-party payors, particularly since the product candidates we develop may be novel;
●	our ability to compete or combine with other therapies; and
●	addressing any delays, necessary adjustments and additional costs in nonclinical study and clinical trials resulting from factors related to public health pandemics, including the COVID-19 pandemic.

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize sevasemten and EDG-7500, which would materially harm our business. If we do not receive marketing approvals for sevasemten or EDG-7500, we may not be able to continue our operations.

In addition to sevasemten and EDG-7500, our prospects depend in part upon developing and commercializing product candidates from our EDG-003 cardiometabolic discovery program and discovering, developing and commercializing product candidates in future programs, which may fail or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for and commercialize product candidates from our research program currently focused on cardiometabolic indications, or EDG-003, and our lead product candidates, sevasemten and EDG-7500. Sevasemten is currently being studied in multiple Phase 2 clinical trials and EDG-7500 is currently in a multipart Phase 2 trial. However, research and development related to novel therapeutics is inherently risky. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. We cannot guarantee that any of our clinical trials will be conducted as planned or completed on schedule, or at all. Clinical trials can fail at any stage of testing and failure may result from a multitude of factors, including, among other things, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. For example, the primary endpoint of the GRAND CANYON cohort may not be met even though the endpoint trended towards improvement as a secondary endpoint in the earlier cohorts of the CANYON trial, and the trends observed so far in the CANYON trial may not be seen and or may not be statistically significant in the GRAND CANYON cohort. In addition, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. We may also discover that the half-life of our product candidates renders them unsuitable for the therapeutic applications we have chosen. As a result, we cannot assure you that any clinical trials that we conduct will demonstrate consistent or adequate efficacy and safety to support marketing approval.

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

Patients in our ongoing and planned clinical trials may in the future suffer other adverse events or other side effects not observed in our preclinical studies or previous clinical trials. For example, in the single ascending dose

(SAD) trial for sevasemten, dose limiting somnolence was observed at the 135 mg level. In addition, in the multiple ascending dose (MAD) trial for sevasemten, the most common adverse events were dizziness and somnolence, all of which were mild and transient. In the ARCH trial of sevasemten in adults with Becker, the most common adverse events were dizziness, fall, and arthralgia, which were mild and transient. Sevasemten or other product candidates may be used in pediatric populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if sevasemten is studied in combination with other therapies, it may exacerbate adverse events associated with the therapy. Patients treated with sevasemten or our other product candidates may also be undergoing other therapies which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses, which could occur either during the course of our clinical trials or after participating in such clinical trials.

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

The outcome of preclinical testing and clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Although we have announced positive results from our preclinical studies and clinical trials, we do not know whether sevasemten or EDG-7500 will perform in current or future clinical trials as sevasemten has performed in preclinical studies or earlier clinical trials, nor do we know whether any product candidate in our EDG-003 cardiometabolic discovery program will perform in current or future preclinical studies or future clinical trials as it has in prior preclinical studies. For example, the primary endpoint of the GRAND CANYON cohort may not be met even though the endpoint trended towards improvement as a secondary endpoint in the earlier cohorts of the CANYON trial, and the trends observed so far in the CANYON trial may not be seen and or may not be statistically significant in the GRAND CANYON cohort. Product candidates in clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

For sevasemten trials, we completed our open-label ARCH trial (single site) and our CANYON Phase 2 clinical trial (multiple sites), as well as completed enrollment of the DUNE Phase 2 exercise challenge study (single site), GRAND CANYON, the pivotal cohort of our Phase 2 CANYON clinical trial in individuals with Becker (multiple sites), and the LYNX and FOX Phase 2 studies in Duchenne (multiple sites). We have also initiated an industry-sponsored, global, prospective registry investigating the natural history of adults with Becker aged 18 years and older. However, we may not be successful in achieving our goal of establishing natural history reference data points and identifying future eligibility for recruitment into our planned registrational trial in Becker. For EDG-7500 trials, we completed the Phase 1 trial in healthy subjects and the Part A single-dose arm of the multipart Phase 2 Cirrus-HCM trial in patients with oHCM. However, we may experience difficulty with enrollment and/or maintenance of patients in the ongoing enrollment of Part B and Part C of the Phase 2 trial.

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

With sevasemten, we expect to face competition from existing products and products in development. Approximately 70% of patients with Duchenne are treated with corticosteroids to manage the inflammatory component of the disease. Deflazacort and prednisone are FDA-approved corticosteroids and are marketed by multiple companies. In October 2023, the FDA granted AGAMREE (vamorolone) approval in Duchenne patients aged 2 years and older and Catalyst Pharmaceuticals, Inc. announced commercialization of this product in the United States following its North America exclusive license deal with Santhera.

In addition, there are four exon skipping drugs which are marketed under an accelerated approval pathway from the FDA: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked phosphorodiamidate morpholino oligomers (PMOs) approved for the treatment of Duchenne patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of Duchenne patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. In May 2024, Nippon Shinyaku Co. Ltd. announced that no statistical significance was observed between the treatment group and the placebo group in VILTEPSO’s confirmatory study. This result may affect VILTEPSO’s accelerated FDA approval. In June 2022, PTC Therapeutics presented new topline results with Translarna (ataluren), for patients with nonsense mutation Duchenne, a subset of the disease that impacts between 10% and 15% of patients. It remains unclear if the data will lead to FDA approval of Translarna, for which the company resubmitted the NDA in October 2024. Translarna has been conditionally approved in the European Union and Brazil for ambulatory patients aged 2 years and older with Duchenne resulting from a nonsense mutation in the dystrophin gene. However, in January and June 2024, the Committee for Medicinal Products for Human Use of the EMA delivered negative opinions on the re-examination procedure for the conditional marketing authorization of Translarna. This may result in the withdrawal of Translarna from the EMA markets.

In June 2023, the FDA approved Sarepta’s Biologics License Application seeking accelerated approval of their microdystrophin gene therapy, Elevidys (delandistrogene moxeparvovec), for the treatment of ambulant individuals with Duchenne between the ages of four to five years. In June 2024, the FDA granted Elevidys full approval for the treatment of ambulatory individuals aged 4 years and older, and accelerated approval for the treatment of non-ambulatory individuals aged 4 years and older. Other companies focused on developing genetic based therapies for Duchenne that target dystrophin mechanisms include Solid Biosciences Inc., Genethon, PepGen, Dyne Therapeutics, Avidity Biosciences, REGENXBIO, Wave Life Sciences, and Entrada Therapeutics. In June 2024, Pfizer announced its gene therapy Phase 3 trial failed to meet the primary and key secondary endpoints and is no longer under development. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics.

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

With EDG-7500, we expect to face competition from existing products and products in development. Current pharmaceutical treatment is intended to improve diastolic filling in both oHCM and nonobstructive hypertrophic cardiomyopathy (nHCM) and reduce left ventricular outflow tract gradient in oHCM patients only. The goal of current therapies is to achieve meaningful symptom relief. Non-vasodilating beta blockers and non-dihydropyridine calcium channel blockers are the first-line therapies for symptomatic oHCM and nHCM patients. Commonly prescribed beta-blockers are atenolol, propranolol, and metoprolol. Verapamil and diltiazem are calcium channel blockers used in the treatment of symptomatic oHCM and nHCM. For oHCM patients who remain symptomatic, disopyramide (either Norpace, marketed by Pfizer, or a generic form marketed by several other companies) and/or Camzyos (mavacamten), a cardiac myosin inhibitor (CMI), may also be added.

In the field of emerging treatments for HCM, competitors include Bristol-Myers Squibb (BMS), Cytokinetics, Imbria Pharmaceuticals, and Celltrion. Cytokinetics is developing a CMI, aficamten (CK-274), for which positive oHCM Phase 3 results were announced in 2023. In December 2024, the FDA accepted the aficamtin New Drug Application (NDA) with a Prescription Drug User Fee Act (PDUFA) target action date set for September 26, 2025. In June 2023, Cytokinetics initiated another Phase 3 active-comparator clinical trial of aficamten compared to metoprolol in symptomatic oHCM patients. In the second quarter of 2024, BMS and Cytokinetics initiated a study of mavacamten and aficamten, respectively, in pediatric population with symptomatic oHCM. BMS and Cytokinetics are also exploring their respective CMIs in ongoing Phase 3 nHCM clinical trials, and BMS is also developing a next generation CMI, MYK-224, for which a Phase 2 oHCM clinical trial is currently ongoing.

Non-cardiac myosin targeting drugs in development include IMB-101(Imbria Pharmaceuticals), a partial fatty acid oxidation (pFOX) inhibitor, CT-G20 (Celltrion), an anti-arrhythmic cibenzoline succinate, and trientine dihydrochloride (Univar Solutions), a selective copper II chelator. In November 2023, Imbria announced Phase 2 nHCM topline results of IMB-101; full results were published in March 2024. In the third quarter of 2024, Lexicon Pharmaceuticals initiated a Phase 3 trial of sotagliflozin, an SGLT1 and SGLT2 inhibitor, in patients with symptomatic oHCM and nHCM. We have limited knowledge of CT-G20’s Phase 1 oHCM trial status, while the trientine Phase 2 oHCM clinical trial is ongoing. A myosin binding protein C3-targeting gene therapy candidate, TN-201, is being developed by Tenaya Therapeutics for genetic HCM. TN-201 is currently in a Phase 1b/2 study for which interim results were announced in December 2024. We are aware of several preclinical HCM programs including: JN-210, a microRNA activating gene therapy approach being developed by Jaan Biotherapeutics; HTX-001, an antisense oligonucleotide approach being developed by Haya Therapeutics; CDR348T and CDR641L, both are non-coding RNA-based therapies being developed by Cardior Pharmaceuticals (acquired by Novo Nordisk in May 2024). We are also aware of several early-stage preclinical HCM gene therapy assets being developed by DiNAQOR, DINA-003 and DINA-001, the latter in collaboration with BioMarin Pharmaceuticals (BMN-293/DINA-001). In August 2024, BioMarin announced the discontinuation of the development of BMN-293. We have limited knowledge of DiNAQOR’s future development plans for DINA-001/BMN-293. Another HCM gene therapy approach targeting cardiac troponin I3 (TNNI3), LX2022, is being developed by Lexeo Therapeutics. To the best of our knowledge, the program is currently in a preclinical stage.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. For example, on April 15, 2024, we announced positive two-year topline results from the ARCH open label trial of sevasemten in adults with Becker, on September 19, 2024, we announced positive topline data from the Phase 1 trial of EDG-7500 in healthy subjects and the Part A single-dose arm of the Phase 2 multipart CIRRUS-HCM trial in patients with oHCM, and on December 16, 2024, we announced positive topline data from the Phase 2 CANYON trial of sevasemten in individuals with Becker. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we are continuing to evaluate additional secondary and exploratory endpoints for our CANYON trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA or EMA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. Complying with new requirements and changes in other foreign regulations that apply to clinical trials and drug development activities can delay our clinical trials and regulatory approval timelines in the EU and other foreign jurisdictions. For example, the Clinical Trials Regulation EU No. 536/2014 entered into application on January 31, 2022 and is intended to simplify the current rules for clinical trial authorization and standards of performance in EU. From January 31, 2025, any trials approved under the Clinical Trials Directive that continue running will need to comply with the Clinical Trials Regulation. Complying with such new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Further, the FDA’s or other ex-U.S. regulators’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA's authority, lead to uncertainties in the industry, and disrupt the FDA's normal operations, any of which could delay the FDA’s review of our regulatory submissions. Further, changes in the leadership of the FDA and other federal agencies under the new Trump administration may lead to new policies and changes in the regulations that can increase our compliance costs or delay our clinical development and timelines. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

The FDA granted sevasemten Fast Track designation for the treatment of Duchenne in February 2024, and ODD for the treatment of Duchenne and Becker and RPDD for the treatment of Duchenne in November 2023. The FDA previously granted Fast Track designation for the investigation and development of sevasemten for the treatment of Becker. EMA granted ODD for sevasemten for the treatment of Becker and Duchenne in April 2024. We may seek orphan drug designation for other product candidates. Even after obtaining orphan drug designation, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even after obtaining orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review. In view of the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, including judicial challenges in view of the Supreme Court’s overturn of the Chevron doctrine legislation, agency decisions, and administrative actions under the new Trump administration will impact the scope of the orphan drug exclusivity.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future judicial challenges in view of the U.S. Supreme Court’s overturn of the Chevron doctrine, and other legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the new Trump administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. For example, the FDA has authorized the state of Florida to develop Section 804 Importation Programs to import certain prescription drugs from Canada for a limited period of time to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We are unable to predict the future course of federal or state healthcare measures in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

Additionally, the collection and use of health data and other personal data is governed in the European Economic Area (EEA), which includes the EU and certain other European nations, by the General Data Protection Regulation (GDPR). The GDPR extends the geographical scope of EU data protection law to entities and operations outside of the EEA under certain conditions and imposes substantial obligations upon companies and new rights for individuals, and by certain EU member state-level legislation. Failure to comply with the GDPR may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR has increased our responsibility and liability in relation to applicable personal data that we or our CROs and other contractors and service providers may process, and we may be required to put in place additional measures in an effort to comply with the GDPR and with other laws and regulations in the EEA, including those of EU member states, relating to privacy and data protection. These efforts may require substantial efforts and incurring significant costs. If our efforts to comply with the GDPR or other applicable EU laws and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business in the EEA. Further, in July 2020, the Court of Justice of the European Union (CJEU) issued a decision invalidating the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the EU to the U.S. for participating companies, and questioning the continued validity of the European Commission’s standard contractual clauses (SCCs). EU regulators have since issued additional guidance regarding considerations and requirements that must be considered and undertaken when using the SCCs. EU regulators also released updated standard contractual clauses that are required to be implemented. The CJEU’s decision and other regulatory guidance or developments otherwise may impose additional obligations with respect to the transfer of personal data from the EEA, United Kingdom (UK) and Switzerland to the U.S., and we may be required to engage in additional contractual negotiations relating to the new SCCs or otherwise, each of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EEA, UK and Switzerland to the U.S.

Further, the UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover. On June 28, 2021, the European Commission issued an adequacy decision in respect of the UK’s data protection framework, allowing personal data transfers from EU member states to the UK to continue without requiring additional contractual or other measures. This decision is subject to renewal after four years and may be revisited by the European Commission at any time. In the medium and longer terms, however, the relationship between the UK and EU in relation to aspects of data protection law remains unclear, which exposes us to further compliance risk. The UK also has issued its own standard contractual clauses that are required to be implemented. We may incur liabilities, expenses, costs, and other operational losses relating to the GDPR, the UK GDPR, and other laws and regulations in the EEA and UK relating to privacy and data protection, including those of applicable EU member states in connection with any measures we take to comply with them.

In the United States, a broad variety of data protection laws and regulations may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with certain data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, establishes restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a California Privacy Protection Agency to implement and enforce the legislation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many of these laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado has enacted a Colorado Privacy Act (CPA) in June 2021 that went into effect on July 1, 2023, with enforcement commencing on the same date. The Colorado Attorney General released its rules implementing the CPA on March 15, 2023. Connecticut, Utah and Virginia have also enacted legislation similar to the CCPA and the CPA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Minnesota, New Hampshire, New Jersey, Nebraska and Tennessee have enacted similar legislation that has taken or will take effect in 2025; and Indiana, Kentucky and Rhode Island have enacted similar legislation that will take effect in 2026.

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

Disruptions at the FDA and other agencies, including delays or disruptions due to public health emergencies, travel restrictions, staffing shortages, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If any prolonged government shutdown or disruption occurs, including due to any public health emergencies, resurgence in COVID-19 cases, travel restrictions, or COVID-19-related policies, staffing shortages, it could significantly impact the ability of the FDA and other regulatory authorities to timely review and process our regulatory submissions and provide feedback on our clinical development plans, which could have a material adverse effect on our business and our anticipated timelines. Further, future government shutdowns or disruptions to normal operations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In addition, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, including the impact of the recent change in the U.S. presidential administration, could result in decreased use of our products by, or in our decreased ability to export our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business.

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

As of December 31, 2024, we had 110 full-time employees. Of these employees, 84 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our computer systems, or those of any of our CROs, manufacturers, other contractors, consultants, service providers, or potential future collaborators, may fail or suffer security or data privacy breaches or incidents or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

We, and our CROs, like other companies operating in today’s environment, are increasingly dependent on information systems, services and infrastructure, and information systems, services, and infrastructure owned, operated or maintained by third parties, to operate our business. In the ordinary course of our business, we collect, create, generate, process, transmit and store large amounts of sensitive information, including personal information, proprietary information such as trade secrets, and other sensitive data. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of our information systems and the information contained therein. We have incurred costs to establish a cybersecurity risk management program, including through the implementation of security measures in an effort to protect systems that store our information. However, despite the implementation of those security measures and the implementation of our cybersecurity risk management program, given the size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials), service providers, and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, technical errors, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, service providers, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise the confidentiality, integrity, or availability of our information systems or the information contained therein, or otherwise availability or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. For example, in 2019, one of our CROs experienced a cybersecurity breach which resulted in unauthorized access to certain of our preclinical data. Additionally, in 2023, one of our CROs experienced a cyber-attack for which an investigation found that no unauthorized access to Edgewise data occurred in connection with this event.

While we regularly monitor the security of our systems, attackers have become very sophisticated in the way they conceal access to systems, and we may not be aware that we have been attacked. We have received phishing attacks, and companies have, in general, experienced an increase in phishing and social engineering attacks from third parties, and cybersecurity researchers have warned of heightened risks of cyberattacks in connection with Russia’s war with Ukraine, and war and instability in the Middle East. In addition, our adoption of remote working arrangements may result in increased privacy, security, and operational concerns arising from the increased electronic transfer and other online activity. For example, employees, consultants, or contractors working remotely through home or other networks or on personal owned devices may be less secure than employees, consultants, or contractors working in company offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or loss and associated disruptions to our operations.

Any disruption or security incident, technical outage or other event that leads to unauthorized access, use, destruction, or disclosure of our applications, any other data processed or maintained on our behalf or other assets, or for it to be believed or reported that any of these occurred, could disrupt our business, harm our reputation, contribute to delays in the development and commercialization of our product candidates, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of data, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information.

We also face indirect technology, cybersecurity, and operational risks relating to CROs, consultants, and other third parties with whom we do business or upon whom we rely, or whose technology on which we rely, to facilitate or enable our business activities. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns in systems or will prevent, or have prevented, other cyber incidents that could disrupt our programs and operations and the development of our product candidates or result in loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our systems and data and other data processed or maintained on our behalf or other assets, any of which could have a material adverse effect upon our reputation, business, operations or financial condition. Any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure, dissemination, or other processing of, personal information, including personal information regarding our clinical trial subjects or employees, or the perception that any such event has occurred, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, cause us to incur costs, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Our facilities are located in Boulder, Colorado. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major flood, blizzard, fire, earthquake, power loss, terrorist activity, pandemics or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. Also, our CDMOs’ and suppliers’ facilities are located in multiple locations where other natural disasters or similar events which could severely disrupt our operations, could expose us to liability and could have a material adverse effect on our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Our business is subject to risks associated with business operations we conduct internationally, as well as indirect impacts from our relationships with collaborators, partners, or contractors who conduct business internationally. We may seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements and reimbursement regimes in foreign countries, including changes in existing regulatory requirements and implementation of new regulatory requirements or policies that impact our clinical development and business operations in foreign countries;
●	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from preclinical studies or clinical trials;
●	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, change in political condition, including as a result of the recent change in the U.S. presidential administration, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the FCPA or comparable foreign regulations;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	impact of the COVID-19 pandemic or other public health concerns on our ability to produce our product candidates and conduct clinical trials in foreign countries;
●	production or supply shortages or other disruptions resulting from any events affecting raw material supply or manufacturing capabilities abroad, including, but not limited to, impacts due to the ongoing Ukraine-Russia war, addition of certain suppliers or companies to the Unverified List or other export restrictions under the Export Administration Regulations, implementation of other export controls, restrictions or sanctions, including impact of the recent change in the U.S. presidential administration, that can impact the supply chain, our business, or business operations of our suppliers, contractors or partners; and
●	business interruptions resulting from geo-political actions, including war, such as the ongoing war in Ukraine and war and instability in the Middle East, other regional or geo-political conflicts, and terrorism.

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions, including the impact of the recent change in the U.S. presidential administration, that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. In February 2025, the current U.S. presidential administration imposed new tariffs on China and China responded with tariffs on select U.S. goods. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine, which could be subject to change as a result of the recent change in the U.S. presidential administration, may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

We do not have complete control over all aspects of the manufacturing process of our CDMOs and are dependent on these CDMOs for compliance with cGMP regulations for manufacturing both active pharmaceutical ingredients (API) and finished drug products. We are in the process of developing our supply chain for each of our product candidates and negotiating commercial manufacturing agreements with our CDMOs that will be periodically reviewed, renewed, and/or replaced as our product candidates advance, under which our CDMOs will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs. As we advance our product candidates through development, we will consider our lack of redundant supply for the API and drug product for each of our product candidates to protect against any potential supply disruptions. However, we may be unsuccessful in putting in place such agreements or protecting against potential supply disruptions.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our current or future CDMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our CDMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we will need to find alternative manufacturing facilities, and those new facilities would need to be inspected and approved by FDA, EMA or comparable regulatory authority prior to commencing manufacturing, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this periodic report, these factors include:

●	the timing and results of preclinical studies and clinical trials of our product candidates, those conducted by third parties or those of our competitors;
●	the success of competitive products or announcements by potential competitors of their product development efforts;
●	regulatory actions with respect to our products or our competitors’ products;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	market conditions in the pharmaceutical and biotechnology sector;
●	changes in the structure of healthcare payment systems;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or our other stockholders;
●	the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic; and
●	general economic, political, industry and market conditions including the impact of the new U.S. presidential administration and the impact of increasing inflation.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and cost of, and level of investment in, research and development activities relating to our current product candidates and any future product candidates and research-stage programs, which will change from time to time;
●	our ability to enroll patients in clinical trials and the timing of enrollment;
●	the cost of manufacturing our current product candidates and any future product candidates, which may vary depending on FDA, EMA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
●	expenditures that we will or may incur to acquire or develop additional product candidates and technologies or other assets;
●	the timing and outcomes of clinical trials or preclinical studies (as applicable) for sevasemten, EDG-7500, and our EDG-003 cardiometabolic discovery program and any of our other product candidates, or competing product candidates;
●	the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
●	competition from existing and potential future products that compete with sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates or programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
●	any delays in regulatory review or approval of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program or any of our other product candidates;
●	the level of demand for sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates, if approved, which may fluctuate significantly and be difficult to predict;
●	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with sevasemten and any of our other product candidates;

●	our ability to commercialize sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
●	our ability to establish and maintain collaborations, licensing or other arrangements;
●	our ability to adequately support future growth;
●	potential unforeseen business disruptions that increase our costs or expenses;
●	future accounting pronouncements or changes in our accounting policies;
●	the changing and volatile global economic and political environment, including as a result of the recent change in the U.S. presidential administration; and
●	increased impact from public health pandemics, such as COVID-19, on the costs and timing associated with the conduct of our clinical trial and other related business activities.

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

As of December 31, 2024, our executive officers, directors, affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 22.6% of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. Additionally, due to our loss of “emerging growth company” status as of December 31, 2024, these expenses may increase even more. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Stock Market LLC (Nasdaq). Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and makes some activities more time-consuming and costly, which has increased our operating expenses. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we have been required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. We are required to make a formal assessment of the effectiveness of our internal control over financial reporting. Additionally, as a result of our ceasing to be an emerging growth company and being deemed a large accelerated filer as of December 31, 2024, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Holders of Record

As of December 31, 2024, there were approximately 5 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Unregistered Sales of Equity Securities

None.

Recent Repurchases of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

On March 25, 2021, our registration statement on Form S-1 (File No. 333- 253923) and Form S-1MEF (File No. 333- 254739) was declared effective by the SEC for our initial public offering of common stock. We began trading on the Nasdaq Global Select Market on March 26, 2021 and the IPO formally closed on March 30, 2021. In connection with our IPO, we issued and sold an aggregate of 12,650,000 shares of our common stock at a price of $16.00 per share, including 1,650,000 shares of our common stock issued and sold in connection with the full exercise by the underwriters of their option to purchase additional shares of common stock. The gross proceeds from the offering for shares sold in our IPO was $202.4 million. The joint book-running managers for the initial public offering were J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and SVB Leerink LLC. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $16.3 million, the net proceeds from the offering were approximately $186.1 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 26, 2021 pursuant to Rule 424(b)(4). We invested the funds received in interest-bearing investment-grade securities.

Use of Proceeds from Follow-On Offering

On September 16, 2022, we completed a follow-on offering pursuant to a shelf registration statement on Form S-3 (File No. 333-264083) with the SEC that became effective on May 5, 2022, and issued 13,372,093 shares of our common stock at a price to the public of $10.32 per share, including 1,744,186 shares of common stock issued in connection with the full exercise by the underwriters of their options to purchase additional shares of common stock. The aggregate gross proceeds from the follow-on offering were $138.0 million. After deducting underwriting discounts and commissions of $8.3 million and offering costs of $0.5 million, the net proceeds from the follow-on offering were approximately $129.2 million.

There has been no material change in the planned use of proceeds in our follow-on offering as described in our final prospectus filed with the SEC on September 14, 2022 pursuant to Rule 424(b)(5). We invested the funds received in interest-bearing investment-grade securities.

Use of Proceeds from the ATM Program

On June 16, 2023, we entered into a Sales Agreement with BofA Securities under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $125,000,000 from time to time, through an ATM Program, pursuant to a shelf registration statement on Form S-3 (File No. 333-264083) with the SEC that became effective on May 5, 2022. On January 19, 2024, we filed a prospectus supplement to suspend the ATM Program. Through the suspension of the ATM program, we sold 7,560,068 shares of common stock at a weighted average price of $7.93 per share. The gross proceeds were $59.9 million, and the net proceeds were $59.4 million after deducting underwriting discounts and commissions of $0.2 million and offering expenses of $0.3 million.

There has been no material change in the planned use of proceeds from the ATM Program as described in our final prospectus filed with the SEC on June 16, 2023 pursuant to Rule 424(b)(5). We invested the funds received in interest-bearing investment-grade securities.

Use of Proceeds from Underwritten Registered Direct Offering

On January 23, 2024, we closed an underwritten registered direct offering pursuant to a shelf registration statement on Form S-3 (File No. 333-264083) with the SEC that became effective on May 5, 2022 and Form S-3 MEF (File No. 333-276595) that became effective on January 19, 2024, of 21,818,182 shares of common stock at a public offering price of $11.00 per share. The aggregate gross proceeds from the underwritten registered direct offering were $240.0 million, and the net proceeds were $231.9 million after deducting underwriting discounts and commissions of $7.5 million and offering expenses of $0.6 million.

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

Overview

Since our inception in 2017, our precision medicine muscle platform has generated several programs to address a variety of muscle diseases. We are advancing two clinical-stage programs in muscular dystrophies, severe cardiac diseases, and a number of preclinical programs. Our muscular dystrophy program includes sevasemten, an orally administered skeletal myosin inhibitor. Sevasemten is currently being studied in multiple Phase 2 clinical trials, including a pivotal cohort, in patients with either Becker muscular dystrophy (Becker) or Duchenne muscular dystrophy (Duchenne). Our cardiovascular program includes EDG-7500, a novel, oral, selective cardiac sarcomere modulator. EDG-7500 is currently being studied in a multipart Phase 2 trial in both obstructive and non-obstructive hypertrophic cardiomyopathy (HCM). We are also continuing to advance our preclinical exploration, including novel cardiometabolic targets. From this foundation and our dedication to muscle physiology and function, we will build a leading global biopharmaceutical company driving advances to improve the lives of people suffering from muscle diseases.

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

We have incurred significant losses since the commencement of our operations. Our net losses were $133.8 million and $100.2 million for the years ended December 31, 2024 and 2023, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of December 31, 2024, we had an accumulated deficit of $378.6 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception through December 31, 2024, these private placements have provided gross proceeds of $160.7 million, and the initial public offering, follow-on public offering, issuance of our common stock under an “at the market offering” program (the ATM Program), and underwritten registered direct offering have generated net proceeds of $606.6 million. We believe that our existing cash and cash equivalents and marketable securities of $470.2 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

Macroeconomic and Geopolitical Developments

We are monitoring macroeconomic and geopolitical developments, such as inflation, instability in the banking and financial services sector, tightening of the credit markets, the change in the U.S. presidential administration, international conflicts, public health pandemics, cybersecurity and sanctions so that the Company can be prepared to react to new developments as they arise.

Components of Our Results of Operations

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates. We record research and development expenses when these are incurred. Such expenses include:

●	employee and external consultant-related expenses including salaries, bonuses, benefits and stock-based compensation expense for employees engaged in research and development functions;
●	external expenses incurred in connection with the clinical development of our product candidates including under agreements with third parties, such as consultants and contract research organizations (CROs);
●	the cost of external manufacturing drug products for use in our preclinical studies and ongoing and planned clinical trials including under agreements with third parties such as consultants and CDMOs;

●	expenses incurred in connection with the preclinical development of our product candidates including external, or outsourced professional scientific development services, consulting research fees and payments made under sponsored research arrangements with third parties;
●	laboratory supplies;
●	facilities, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities; and
●	expenses related to compliance with regulatory requirements.

The majority of these expenses have been incurred to advance our lead product candidates, sevasemten and EDG-7500. We expect that significant additional spending will be required to progress these and other potential discoveries through the remainder of the clinical development phases. These expenses will primarily consist of expenses for the administration of clinical trials as well as manufacturing costs for clinical material supply.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. We are currently conducting four Phase 2 clinical trials with sevasemten for people with muscular dystrophy (CANYON, LYNX, FOX and DUNE), including a potentially registrational, or pivotal cohort, in individuals with Becker (GRAND CANYON) as part of the CANYON trial, and a multipart Phase 2 trial with EDG-7500 for people with HCM (CIRRUS-HCM). As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance sevasemten, EDG-7500, a product from our EDG-003 cardiometabolic discovery program through clinical trials and additional product candidates; continue to develop our proprietary drug discovery platform; continue to discover and develop additional product candidates; and hire additional personnel.

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

Results of Operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023	Change

	(in thousands)
Operating expenses:
Research and development	$126,966	$90,905	$36,061
General and administrative	31,866	23,452	8,414
Total operating expenses	158,832	114,357	44,475
Loss from operations
Interest income	25,019	14,194	10,825
Net loss	$133,813	$100,163	$33,650

Research and development expenses

The following table summarizes our research and development expenses:

	Year ended December 31,
	2024	2023	Change

	(in thousands)
External research and development expenses:
Sevasemten clinical program	$51,671	$34,832	$16,839
EDG-7500 clinical program	17,936	8,996	8,940
Discovery and preclinical	10,235	13,347	(3,112)
Internal costs, including personnel related	47,124	33,730	13,394
Total research and development expenses	$126,966	$90,905	$36,061

Research and development expenses were $127.0 million and $90.9 million for the years ended December 31, 2024 and 2023, respectively. The increase of $36.1 million was attributed to the following:

●	an increase of $16.8 million in sevasemten clinical program expenses which was primarily due a $10.9 million increase in our GRAND CANYON cohort, a $4.0 million increase in our FOX trial, a $2.4 million increase in our MESA trial, and a $2.2 million increase in our LYNX trial related to site activation and patient enrollment as the trials were in startup phases in the third and fourth quarter of 2023. These increases were partially offset by a $2.2 million decrease in our CANYON trial, which was completed in October 2024 vs. full-year activity in 2023 and a $0.5 million decrease in other development activity;
●	an increase in EDG-7500 clinical program expenses of $8.9 million primarily due to the activation of our Phase 2 CIRRUS-HCM trial in 2024 incurring costs of $4.4 million related to manufacturing, site activation, and patient enrollment, a $2.1 million increase in clinical trial expenses related to our Phase 1 trial that was activated in late 2023 and completed in 2024, and a $2.5 million increase in other Phase 1 trial costs, nonclinical costs, and other development costs; and
●	an increase of $13.4 million in internal costs, primarily related to an $8.3 million increase in personnel costs for salaries, benefits, and employee expenses resulting from increased employee headcount to support the growth of our research and development programs, a $3.9 million increase in stock-based compensation related to increased headcount and overall higher stock prices driving increased option fair values, and a $1.2 million increase related to depreciation and other facilities costs.

Partially offset by:

●	a decrease in discovery and preclinical expenses of $3.1 million due to costs incurred in 2023 related to EDG-7500 development prior to entering clinical trials, which were a significant portion of the first nine months of 2023’s discovery and preclinical expenses, now shown separately. The decrease related to EDG-7500 advancing to clinical development was offset with increases in other costs from our development efforts in our EDG-003 program.

General and administrative expenses

General and administrative expenses were $31.9 million for the year ended December 31, 2024 compared to $23.5 million for the year ended December 31, 2023. The increase of $8.4 million was primarily related to $2.9 million in increased personnel-related costs from increased headcount, including a $3.2 million increase in stock-based compensation, to support our growing research and development efforts and $2.8 million in increased professional and consulting costs and other administrative costs which was partially offset by a $0.5 million decrease in directors’ and officers’ insurance.

Interest income

Interest income was $25.0 million and $14.2 million for the years ended December 31, 2024 and 2023, respectively. The increase of $10.8 million was primarily due to higher balances for our marketable securities and higher interest rates.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception through December 31, 2024, these private placements have provided gross proceeds of $160.7 million, and the initial public offering, follow-on public offering, issuance of our common stock under the ATM Program, and underwritten registered direct offering have generated net proceeds of $606.6 million. As of December 31, 2024, we had cash, cash equivalents and marketable securities in the amount of $470.2 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year ended December 31,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(109,028)	$(91,948)
Net cash (used in) provided by investing activities	(184,656)	102,886
Net cash provided by financing activities	249,253	53,166
Net (decrease) increase in cash and cash equivalents	$(44,431)	$64,104

Operating activities

Cash used in operating activities in the year ended December 31, 2024 was $109.0 million primarily driven by our net loss for the period of $133.8 million, and was also impacted by changes in operating assets and liabilities which decreased net working capital by $10.3 million. Cash used in operating activities was reduced by non-cash charges of $14.5 million related to stock-based compensation expense of $24.7 million, depreciation of $2.1 million, and amortization of right-of-use asset of $0.2 million, partially offset by accretion of discounts on marketable securities of $12.5 million.

Cash used in operating activities in the year ended December 31, 2023 was $91.9 million primarily driven by our net loss for the period of $100.2 million, and was also impacted by changes in operating assets and liabilities which increased net working capital by $1.6 million. Cash used in operating activities was reduced by non-cash charges of $9.8 million related to stock-based compensation expense of $17.6 million, depreciation of $1.6 million, and amortization of right-of-use asset of $0.2 million, partially offset by amortization of premium and accretion of discounts, net on marketable securities of $9.5 million.

Investing activities

Cash used in investing activities during the year ended December 31, 2024 amounted to $184.7 million which was due to $477.1 million in purchases of marketable securities and $1.3 million for leasehold improvements for our new facility and the purchase of equipment, which was partially offset by $277.9 million in maturities of marketable securities and $15.8 million in sales of marketable securities.

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

Financing activities

Cash provided by financing activities during the year ended December 31, 2024 was $249.3 million, which was due to $239.1 million in net proceeds from the issuance of common stock during the year (consisting of $232.1 million from the underwritten registered direct offering and $7.0 million from the ATM Program), cash proceeds of $9.5 million from the issuance of common stock upon the exercise of stock options, and $0.9 million in proceeds from the employee stock purchase plan, which was offset by $0.3 million for the payment of deferred offering costs.

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

Our short-term material cash requirements as of December 31, 2024 are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We have entered into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

Our long-term cash requirements as of December 31, 2024 includes our lease obligations. In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado which includes escalating rent payments and an 8.2 year term, plus our share of operating expenses. In February 2023, the lease was modified to occupy an additional 9,624 square feet of office space, with aggregate payments of approximately $1.5 million over the initial 7.3 year term, plus our share of operating expenses. As of December 31, 2024, our total operating lease liability balance is $4.7 million, of which $1.0 million is a current liability.

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

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and external service providers to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, based on a pre-determined schedule or when contractual milestones are met, but some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of clinical trial accruals accordingly on a prospective basis. Examples of estimated accrued research and development expenses include fees paid to:

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

Recently Issued Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements that were adopted in 2024.

Transition from Emerging Growth Company and Smaller Reporting Company Status

On December 31, 2024, we ceased to be an “emerging growth company” (EGC), as defined in the JOBS Act, due to our large accelerated filer status. Accordingly, we may no longer take advantage of EGC-related reduced reporting requirements that are otherwise applicable to public companies. For example, we have previously elected to take advantage of the extended transition period for complying with new or revised accounting standards. EGC status also exempted us from having to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

On December 31, 2024, we also ceased to be a “smaller reporting company” because the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of our initial public offering exceeded $700 million as of June 30, 2024. However, we are complying with certain scaled disclosure requirements available to smaller reporting companies in this Annual Report (including, for example, presenting only the two most recent fiscal years of audited consolidated financial statements), which we are permitted to do under SEC rules because we were a smaller reporting company in 2024. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

Due to the loss of EGC and smaller reporting company status, we expect our public company compliance costs to increase.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We were a smaller reporting company as defined by Rule 12b‑2 of the Exchange Act in 2024 and are not required to provide the information under this item in compliance with certain scaled disclosure requirements available to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

EDGEWISE THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Edgewise Therapeutics, Inc.:

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of Edgewise Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of prepaid and accrued research and development expenses

As discussed in Notes 2 and 10 to the financial statements, the Company records expenses related to external research and development services based on its estimates of the services received and efforts expended pursuant to quotes and contracts with contract research organizations (CROs) and contract development and manufacturing organizations (CDMOs). At the end of each reporting period, the Company reviews open contracts and purchase orders, communications with their personnel, and communications from external service providers to estimate the level of service performed and associated cost incurred. Depending on the timing of payments to the external service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record prepaid or accrued expense related to these costs. Accrued research and development costs as of December 31, 2024 were $6.5 million. Prepaid expenses and other current assets as of December 31, 2024 were $5.3 million, which includes prepaid research and development expenses.

We identified the evaluation of prepaid and accrued research and development expenses for CROs and CDMOs as a critical audit matter. Specifically, evaluating the estimates of costs incurred by third parties required subjective auditor judgment due to the nature of available evidence.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to prepaid and accrued research and development expenses for CROs and CDMOs. This included controls related to the evaluation of the estimation of costs incurred by third parties. For a selection of prepaid and accrued research and development expenses provided by CROs and CDMOs, we evaluated management’s estimate of the prepaid or accrued expense based on confirmation of project status obtained from the relevant third-party, inquiry of project managers, and third-party invoices paid.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Denver, Colorado

March 3, 2025

EDGEWISE THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	As of	As of
	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$41,666	$86,097
Marketable securities, available for sale	428,504	232,296
Prepaid expenses and other assets	5,313	8,604
Total current assets	475,483	326,997

Property and equipment, net	9,503	10,443
Operating lease right-of-use asset	1,569	2,247
Other non-current assets	262	348

Total assets	$486,817	$340,035

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$5,579	$4,025
Accrued compensation	10,056	5,695
Accrued other expenses	7,229	6,071
Operating lease liability, current portion	996	980
Total current liabilities	23,860	16,771
Operating lease liability, net of current portion	3,741	4,434

Total liabilities	27,601	21,205

Commitments and contingencies (see note 5)

Stockholders' equity:
Preferred stock, $.0001 par value per share; 200,000,000 shares authorized and no shares issued or outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 94,838,466 shares and 70,453,342 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	9	7
Additional paid-in capital	837,363	563,487
Accumulated other comprehensive income	420	99
Accumulated deficit	(378,576)	(244,763)
Total stockholders' equity	459,216	318,830

Total liabilities and stockholders' equity	$486,817	$340,035

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year ended December 31,
	2024	2023

Operating expenses
Research and development	$126,966	$90,905
General and administrative	31,866	23,452
Total operating expenses	158,832	114,357

Loss from operations	(158,832)	(114,357)

Other income
Interest income	25,019	14,194
Total other income	25,019	14,194

Net loss	(133,813)	(100,163)

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	321	1,454
Total comprehensive loss	$(133,492)	$(98,709)

Net loss per share, basic and diluted	$(1.45)	$(1.57)
Weighted-average shares outstanding, basic and diluted	92,414,626	63,723,600

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2022	63,257,376	$6	$492,665	$(1,355)	$(144,600)	$346,716
Issuance of common stock, net of offering costs	6,928,044	1	52,549	—	—	52,550
Exercise of stock options and vesting of restricted stock units	172,663	—	117	—	—	117
Purchase of common stock under employee stock purchase plan	95,259	—	596	—	—	596
Stock-based compensation	—	—	17,560	—	—	17,560
Other comprehensive income	—	—	—	1,454	—	1,454
Net loss	—	—	—	—	(100,163)	(100,163)
Balance as of December 31, 2023	70,453,342	$7	$563,487	$99	$(244,763)	$318,830
Issuance of common stock, net of offering costs	22,450,206	2	238,797	—	—	238,799
Exercise of stock options and vesting of restricted stock units	1,787,832	—	9,480	—	—	9,480
Purchase of common stock under employee stock purchase plan	147,086	—	888	—	—	888
Stock-based compensation	—	—	24,711	—	—	24,711
Other comprehensive income	—	—	—	321	—	321
Net loss	—	—	—	—	(133,813)	(133,813)
Balance as of December 31, 2024	94,838,466	$9	$837,363	$420	$(378,576)	$459,216

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(133,813)	$(100,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,069	1,551
Stock-based compensation	24,712	17,560
Accretion of discount on marketable securities, net	(12,545)	(9,517)
Amortization of right-of-use asset	221	181
Changes in assets and liabilities:
Prepaid expenses and other assets	3,292	(3,553)
Accounts payable	1,737	(92)
Accrued compensation	4,361	1,663
Accrued other expenses and other liabilities	1,158	526
Lease liability	(220)	(104)
Net cash used in operating activities	(109,028)	(91,948)

Cash flows from investing activities
Purchases of marketable securities	(477,055)	(255,866)
Sales of marketable securities	15,794	20,118
Maturities of marketable securities	277,917	344,379
Purchases of property and equipment	(1,312)	(5,745)
Net cash (used in) provided by investing activities	(184,656)	102,886

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting discounts and commissions and offering costs	239,147	52,618
Exercise of stock options	9,480	117
Payment of deferred offering costs	(262)	(165)
Proceeds from Employee Stock Purchase Plan	888	596
Net cash provided by financing activities	249,253	53,166

Net change in cash and cash equivalents	(44,431)	64,104
Cash and cash equivalents at beginning of period	86,097	21,993
Cash and cash equivalents at end of period	$41,666	$86,097
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability, net of tenant improvement receivable	$—	$1,110
Property and equipment purchases included in accounts payable and accrued other expenses	$44	$227

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 1  DESCRIPTION OF BUSINESS

Organization and Description of Business

Edgewise Therapeutics, Inc. (the Company) was incorporated as a Delaware corporation in May 2017, and it is headquartered in Boulder, Colorado. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for severe muscle diseases for which there is significant unmet medical need. The Company’s lead product candidates are sevasemten and EDG-7500. Sevasemten is an orally administered small molecule designed to address the root cause of dystrophinopathies including Duchenne muscular dystrophy (Duchenne) and Becker muscular dystrophy (Becker). The Company is currently studying sevasemten in Phase 2 trials, which are being held in the U.S. and Israel and in certain countries in Europe and Australasia. The Company is enrolling a multipart Phase 2 trial with EDG-7500, for the potential treatment of hypertrophic cardiomyopathy (HCM). The Company is using its proprietary drug discovery platform to develop a pipeline of precision medicine product candidates that target key muscle proteins and modulators to address a broad array of serious muscle disorders.

Risks and Uncertainties

The board of directors of the Company discusses with management macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, the impact of the change in the U.S. presidential administration, international conflicts, public health pandemics, cybersecurity and sanctions so that the Company can be prepared to react to new developments as they arise. The board of directors and the management of the Company are carefully monitoring these developments and the resulting economic impact on its financial condition and results of operations.

Liquidity and Capital Resources

The Company has an accumulated deficit of $378.6 million and, cash, cash equivalents and marketable securities of $470.2 million as of December 31, 2024. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles.

On June 16, 2023, the Company entered into a Sales Agreement (Sales Agreement) with BofA Securities, Inc. (BofA Securities) under which the Company could offer and sell shares of common stock, having aggregate sales proceeds of up to $125,000,000 from time to time, through an “at the market offering” program (ATM Program) under which BofA Securities acted as sales agent. Effective January 19, 2024, the Company suspended and terminated the prospectus related to the Company’s common stock issuable pursuant to the terms of the Sales Agreement (the ATM Prospectus). As of the date of the suspension of the ATM Prospectus, the Company had sold 7,560,068 shares of our common stock at a weighted average price of $7.93 per share. The gross proceeds were $59.9 million, and the net proceeds were $59.4 million after deducting underwriting discounts and commissions of $0.2 million and offering expenses of $0.3 million.

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

On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings. Additionally, the Company filed a prospectus supplement to the shelf registration statement and entered into a sales agreement with Leerink Partners LLC (Leerink Sales Agreement) under which the Company may offer and sell shares of common stock, having aggregate sales proceeds of up to $175,000,000 from time to time, through an “at the market offering” program (Leerink ATM) under which Leerink Partners LLC will act as sales agent. The Company has not yet offered or sold any shares of common stock related to the Leerink ATM.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $470.2 million of cash, cash equivalents and marketable securities on hand as of December 31, 2024 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Segment Information

The Company is organized as a single operating and reportable segment, focused on the discovery, development, and manufacture of drug products for the treatment of severe muscle diseases; segment information is presented in Note 11. All equipment and other fixed assets are physically located in the United States.

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

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of December 31, 2024 and 2023 primarily consist of money market funds and cash.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs as of December 31, 2024 and December 31, 2023 were $0.3 million. Such costs are classified in other non-current assets in the accompanying balance sheets.

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

For all asset classes of its leases, the Company has elected to account for the lease and non-lease components together for existing classes of underlying asset. Costs determined to be variable and not based on an index or rate are not included in the measurement of the lease liability.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value. There were no impairment charges or long-lived assets disposed of during the years ended December 31, 2024 and 2023.

Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases.

Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if such deferred tax assets are deemed more likely than not that some or all of the deferred tax assets will not be realized. Historically, the Company has not recognized these potential benefits in its financial statements and has fully reserved for such net deferred tax assets, as it believes it is more likely than not that the full benefit of these net deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years. The Company evaluated its tax positions and determined it has no uncertain tax positions as of December 31, 2024.

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

Marketable Securities, Available For Sale

All marketable securities have been classified as “available-for-sale” and are carried at fair value, based upon quoted market prices. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, the Company classifies its investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. Interest income, realized gains and losses, and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with the Company’s investment policy, management invests in money market funds, corporate debt securities, commercial paper, asset-backed securities and government securities. The Company has not experienced any realized losses on its deposits of cash, cash equivalents, and marketable securities since inception.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of December 31, 2024
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$41,474	$—	$—	$41,474
Marketable securities, available for sale:
Asset-backed securities	Level 2	50,262	$69	$—	50,331
Corporate debt securities	Level 2	193,769	$179	$(81)	193,867
Commercial paper	Level 2	10,432	$3	$—	10,435
U.S. government treasury and agency securities	Level 2	173,621	$279	$(29)	173,871
Total		$469,558	$530	$(110)	$469,978

	As of December 31, 2023
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$85,897	$—	$—	$85,897
Marketable securities, available for sale:
Asset-backed securities	Level 2	10,228	12	(2)	10,238
Corporate debt securities	Level 2	82,514	66	(113)	82,467
Commercial paper	Level 2	19,457	13	(8)	19,462
U.S. government treasury and agency securities	Level 2	116,579	151	(26)	116,704
Supranational and sovereign government securities	Level 2	3,419	6	—	3,425
Total		$318,094	$248	$(149)	$318,193

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, U.S. government treasury and agency securities, and supranational and sovereign government securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. There were no transfers of financial assets between Level 1, Level 2, or Level 3, during the periods presented. As of December 31, 2024, remaining contractual maturities of $394.4 million of marketable securities were less than one year and $33.7 million of marketable securities were between 1 and 2 years.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at December 31, 2024 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance, in particular requiring public entities with a single reportable segment to provide all segment disclosures required by the update, as well as existing segment disclosures in Topic 280. ASU 2023-07 was adopted for the Company’s annual report for the fiscal year ended December 31, 2024 and all quarterly and annual reports thereafter. As the Company has a single reportable segment, the update resulted in additional footnote disclosure related identification of the Company’s chief operating decision maker and significant segment expenses (see Note 11).

Accounting Standards Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is expected to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development) This ASU is effective beginning with the Company’s 2027 fiscal year annual reporting period and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

NOTE 3 PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of December 31, 2024 the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

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

The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. A total of 5,040,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve increases by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of December 31, 2024, there were 1,453,866 shares available for future issuance under the 2021 Plan.

Stock Options

Stock option activity for the year ended December 31, 2024 is as follows:

				Weighted
				Average
		Weighted		Remaining
		Average	Total Intrinsic	Contractual Life
	Options	Exercise Price	Value (000's)	(Years)
Outstanding as of December 31, 2023	14,491,613	$7.43	$65,801	8.0
Granted	2,817,497	$17.67
Exercised	(1,621,074)	$6.00
Cancelled	(271,275)	$10.41
Outstanding as of December 31, 2024	15,416,761	$9.40	$267,397	7.5
Options exercisable as of December 31, 2024	8,643,539	$7.13	$169,659	6.6

The vesting of stock options is stated in each individual grant agreement, which is generally four years. As of December 31, 2024, there was unrecognized stock-based compensation cost of $56.1 million, which is expected to be recognized over a weighted-average term of 2.7 years. The aggregate intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $30.3 million and $1.0 million, respectively. For options granted during the years ended December 31, 2024 and 2023, the weighted-average grant date fair value was $12.73 and $5.25 per share, respectively. In previous years, there were additional options issued outside of this plan as discussed under Founder Stock Options.

Inducement Equity Incentive Plan

Effective August 10, 2024, the Company’s board of directors adopted the Company’s 2024 Inducement Equity Incentive Plan (Inducement Plan) and, subject to the adjustment provisions of the Inducement Plan, reserved 2,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan.

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

In accordance with the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by the Nasdaq Listing Rules, in connection with a merger or acquisition. As of December 31, 2024, there were 2,000,000 shares available for future issuance under the Inducement Plan.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vest monthly over a four-year period that expires 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above.

As of December 31, 2024, 1,356,780 options were both outstanding and exercisable and there was no unrecognized stock-based compensation expense. 175,000 were options exercised during the year ended December 31, 2024 with an intrinsic value of $4.6 million. As of December 31, 2024, the intrinsic value of options outstanding and exercisable was $36.0 million with a weighted-average remaining contractual life of 7.5 years.

Fair Value Assumptions

The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the use of the following assumptions:

Year ended December 31,
	2024	2023
Expected term (Years)	5.10 - 6.85	5.44 - 6.85
Expected volatility	78.67% - 83.21%	80.68% - 85.68%
Risk-free interest rate	3.59% - 4.66%	3.47% - 4.80%
Expected dividend rate	-	-
Fair value common stock	$16.33 - $33.57	$5.73 - $10.29

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

Restricted Stock Units

A restricted stock unit (RSU) represents the right to receive one share of common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant and vest over 3 or 4 years.

RSU activity for the year ended December 31, 2024 is as follows:

		Weighted Average
		Grant Date
	RSUs	Fair Value
Issued and unvested as of December 31, 2023	177,871	$7.98
Granted	557,027	$17.05
Vested	(84,855)	$7.98
Cancelled	(10,527)	$10.03
Issued and unvested as of December 31, 2024	639,516	$15.85

As of December 31, 2024, there was unrecognized stock-based compensation cost of $8.7 million, which is expected to be recognized over a weighted-average term of 3.5 years. The total fair value of RSUs vested during each of the years ended December 31, 2024 and 2023 was $0.7 million.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (2021 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. A total of 504,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 ESPP. The number of shares available for issuance under the 2021 ESPP increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 1,008,000 shares, (2) one percent (1%) of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of December 31, 2024, the Company has reserved for issuance 2,027,407 shares of common stock pursuant to the 2021 ESPP.

The 2021 ESPP provides for two offering periods of up to twelve months’ duration with purchase periods commencing on the first trading day on or after either May 15 and November 15, and terminating the last trading day on or before either May 15 or November 15 of the same year, and May 15 of the following year, respectively. Contributions under the 2021 ESPP are limited to 15% of an employee’s eligible compensation, IRS limitations, and a maximum of 6,000 shares during each offering period. 2021 ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date. Additionally, during the years ended December 31, 2024 and 2023, a total of 147,086 and 95,259 shares of common stock were issued under the ESPP at a weighted-average per share price of $6.03 and $6.26, respectively.

Total stock-based compensation expense related to all equity plans, including Founder Stock Options was allocated as follows (in thousands):

	Year ended December 31,
	2024	2023
Research and development	$13,956	$10,029
General and administrative	10,755	7,531
Total stock-based compensation expense	$24,711	$17,560

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

In February 2023, the New Boulder Lease was modified to occupy an additional 9,624 square feet of office space (the Expansion Space) with aggregate payments of approximately $1.5 million over the initial 7.3 year term of the lease. The Expansion space includes an improvement allowance in the amount of $0.5 million to be fully reimbursed by the lessor. As of December 31, 2024, $0.5 million was received by the lessor under the allowance associated with the expansion space.

Under the New Boulder Lease and the Expansion Space (collectively, the Lease), the Company has the option to extend the Lease for two additional terms of five years each. The Company is obligated to pay the lessor an amount not to exceed 5% of the net rents from the property for operating costs. Such amounts are not included in the measurement of the lease liabilities and are recognized as variable lease expense when they are incurred. Variable lease expense was $0.5 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively. The Lease is classified as an operating lease.

The Company recorded lease liabilities and ROU lease assets for the Lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The option to extend the Lease was not recognized as part of the Company’s lease liabilities and ROU lease assets, as such extensions are not reasonably certain to occur. As of December 31, 2024, the weighted-average remaining lease term and the weighted-average discount rate for the Lease was 5.3 years and 6.4%, respectively. Rent expense under the Lease was $0.5 million for each of the years ended December 31, 2024 and 2023.

Future minimum lease payments under the Lease as of December 31, 2024 are as follows (in thousands):

Year Ending December 31,
2025	$1,031
2026	1,048
2027	1,066
2028	1,084
2029	1,103
Thereafter	278
Total undiscounted future minimum lease payments	5,610
Less: discount	(873)
Total lease liability	$4,737

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the year ended December 31, 2024 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2024.

NOTE 6  INCOME TAXES

Since inception, the Company has incurred net taxable losses, and accordingly, no current provision for income taxes has been recorded. The effective income tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	As of December 31,
	2024	2023
Federal tax at statutory rate	21.0%	21.0%
Research and development credits	5.6%	5.8%
State taxes, net of federal deduction	5.5%	4.9%
Other	3.4%	0.1%
Disallowed compensation	(4.0)%	(1.8)%
Change in valuation allowance	(31.5)%	(30.0)%
Effective income tax rate	—	—

Deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets (liabilities):
Capitalized research expenses	$49,054	$25,316
Federal net operating loss carryforward	30,714	22,971
Federal and state R&D credits	16,854	8,913
State net operating loss carryforward	6,956	5,197
Stock-based compensation	4,929	4,120
Accrued expenses	1,661	1,499
Lease liability	1,236	1,411
Orphan Drug Credit	606	691
Property and equipment	107	30
Other	(15)	53
ROU asset	(410)	(586)
Total net deferred tax asset	111,692	69,615
Valuation allowance	(111,692)	(69,615)
Net deferred tax asset (liability)	$—	$—

For the period ended December 31, 2024, the Company has federal gross net operating loss (NOL) carryforwards of $146.3 million. Of this amount, $1.2 million have a limited carryforward period and will begin to expire in 2037; the remaining $145.1 million have an indefinite carryforward period. The Company also has post-apportioned gross state NOL carryforwards of $155.6 million. Of this amount, $122.9 million have a limited carryforward period and will begin to expire in 2037; the remaining $32.7 million have an indefinite carryforward period. The Company also has $16.6 million of federal research related tax credits carryforwards, which will begin to expire in 2039. The Company also has

$0.9 million of state research related tax credits carryforward, of which $0.5 million will begin to expire in 2037; the remaining $0.4 million have an indefinite carryforward period. In accordance with Section 382 and Section 383, utilization of the NOL and tax credit carryforwards may subject to limitations based on prior or future ownership changes. Also, after weighing all available and positive and negative evidence, the Company determined a full valuation allowance was necessary, consistent with prior year.

The Company is subject to income tax in multiple jurisdictions, including federal and several states. The Company has federal and state income tax returns that are open to examination from 2021 and 2020 forward, respectively. In addition, the utilization of NOLs and tax credit carryforwards, from periods prior to those previously mentioned may also be audited by the taxing authorities once utilized. As a result, the Company continuously monitors its current and prior filing positions in order to determine if any unrecognized tax positions need to be recorded. The analysis involves considerable judgement and is based on the best information available. For the period ended December 31, 2024, the Company is not aware of any positions which require an uncertain tax position liability.

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

NOTE 7  EMPLOYEE BENEFIT PLANS

In 2017, the Company established a qualified 401(k) plan which covers all employees who meet eligibility requirements. The Company’s contribution to the plan, as determined by the Company’s Board of Directors, was discretionary until September 2021 when the Company initiated a match with a maximum amount of 4% of the participant’s compensation. During the years ended December 31, 2024 and 2023, the Company made matching contributions of $1.0 million and $0.6 million, respectively.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Numerator
Net loss	$(133,813)	$(100,163)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	92,414,626	63,723,600
Net loss per share, basic and diluted	$(1.45)	$(1.57)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2024	2023
Options to purchase common stock	16,340,740	13,764,188
Unvested restricted stock units	328,984	207,628
Total	16,669,724	13,971,816

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

	As of December 31,	As of December 31,
	2024	2023
Leasehold improvements	$9,646	$8,728
Laboratory equipment	3,735	3,473
Computers and software	296	281
Furniture and fixtures	511	497
Construction in process	—	80
Property and equipment, at cost	14,188	13,059
Less: accumulated depreciation	(4,685)	(2,616)
Property and equipment, net	$9,503	$10,443

Depreciation expense was $2.1 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively.

NOTE 10  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of December 31,	As of December 31,
	2024	2023
Accrued research and development costs	$6,488	$5,672
Accrued other	741	399
Total accrued other expenses	$7,229	$6,071

NOTE 11 SEGMENT REPORTING

The Company has one reportable segment focused on the discovery, development, and manufacture of drug products for the treatment of various muscular disorders. Our determination that we operate as a single segment is consistent with the financial information regularly reviewed by the chief operating decision maker (CODM) for purposes of evaluating performance, allocating resources, and planning and forecasting for future periods. Our business activities are managed on a consolidated basis based on net loss that is also reported on the Statement of Operations and Comprehensive Loss as Net Loss. The Company’s CODM is the President and Chief Executive Officer (CEO). The measure of segment assets is reported on the balance sheet as total assets.

Substantially all of the Company’s assets are used to support the research, manufacture, and development of drug products for the treatment of muscular disorders; clinical and research data are key drivers in deciding how to allocate resources. The CEO uses net loss and significant segment expenses to monitor budget versus actual results and make decisions on whether to invest in internal or external resources to support the Company’s research and development programs, as well as determine if additional funding is needed for the Company’s research efforts.

	Year Ended December 31,
	2024	2023
Operating expenses:
Contracted research expense	$80,214	$57,497
Personnel expense	35,797	24,604
Stock-based compensation expense	24,712	17,556
Other segment expense(a)	16,040	13,149
Depreciation	2,069	1,551
Segment net loss	(158,832)	(114,357)

Reconciliation of net loss
Interest income	25,019	14,194
Net Loss	$(133,813)	$(100,163)

a Other segment expense included in Segment net loss includes contracted administrative expenses, intellectual property fees, software costs, occupancy & equipment costs, and other overhead expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2024, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation regarding internal controls over financial reporting included in the report of independent registered public accounting firm included in Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Director and Officer Trading Arrangements

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-40236	3.1	August 8, 2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40236	3.2	March 30, 2021

4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated December 3, 2020.	S-1	333-253923	4.1	March 5, 2021

4.2	Specimen common stock certificate of the Registrant.	S-1	333-253923	4.2	March 5, 2021

4.3	Description of Securities.	10-K	001-40236	4.3	February 24, 2022

4.4	Form of Indenture	S-3ASR	333-279299	4.4	May 10, 2024

10.1˄	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-253923	10.1	March 5, 2021

10.2˄	2017 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-253923	10.2	March 5, 2021

10.3˄	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-253923	10.3	March 5, 2021

10.4˄	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1	333-253923	10.4	March 5, 2021

10.5˄	2021 Employee Stock Purchase Plan, as amended, and forms of agreement thereunder.	10-K	001-40236	10.5	February 23, 2023

10.6˄	2024 Inducement Equity Incentive Plan and related forms of stock option and restricted stock unit agreements.	8-K	001-40236	10.1	August 12, 2024

10.7˄	Offer Letter between the Registrant and Kevin Koch, Ph.D.	S-1	333-253923	10.5	March 5, 2021

10.8˄	Offer Letter between the Registrant and Alan Russell, Ph.D.	S-1	333-253923	10.6	March 5, 2021

10.9˄	Offer Letter between the Registrant and R. Michael Carruthers.	S-1	333-253923	10.8	March 5, 2021

10.10˄	Offer Letter between the Registrant and Behrad Derakhshan, Ph.D.	S-1	333-253923	10.9	March 5, 2021

10.11˄	Offer Letter between the Registrant and John Moore.	S-1	333-253923	10.10	March 5, 2021

10.12˄	Offer Letter between the Registrant and Joanne Donovan, M.D., Ph.D.	10-Q	001-40236	10.1	May 13, 2021

10.13˄	Offer Letter between the Registrant and Marc Semigran, M.D.	10-K	001-40236	10.12	February 23, 2023

10.14˄	Executive Incentive Compensation Plan.	S-1	333-253923	10.11	March 5, 2021

10.15˄	Executive Change in Control and Severance Plan.	S-1	333-253923	10.12	March 5, 2021

10.16∧	Amended and Restated Outside Director Compensation Policy.	10-Q	001-40236	10.1	May 11, 2023

10.17∧	Form of Restricted Stock Unit Agreement.	10-Q	001-40236	10.2	May 11, 2023

10.18˄+	Stock Option Agreement between the Registrant and Dr. Alan Russell, dated as of September 19, 2017.	S-8	333-283051	10.2	November 7, 2024

10.19	Sales Agreement, dated May 10, 2024, by and between the Registrant and Leerink Partner LLC.	S-3	333-279299	1.2	May 10, 2024

10.20˄	Offer Letter between the Registrant and Robert Blaustein, M.D., Ph.D.	Filed herewith

19.1	Insider Trading Policy	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

97.1	Compensation Recovery Policy	10-K	001-40236	97.1	February 22, 2024

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

∧	Indicates management contract or compensatory plan.
+	Portions of this exhibit have been redacted in compliance with Regulation S-K Ite 601(a)(6).
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

Date: March 3, 2025

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Koch	President, Chief Executive Officer and Director	March 3, 2025
Kevin Koch, Ph.D.	(Principal Executive Officer)

/s/ R. Michael Carruthers	Chief Financial Officer	March 3, 2025
R. Michael Carruthers	(Principal Financial and Accounting Officer)

/s/ Peter Thompson	Co-Founder, Chairman and Director	March 3, 2025
Peter Thompson, M.D.

/s/ Alan Russell	Chief Scientific Officer and Director	March 3, 2025
Alan Russell, Ph.D.

/s/ Laura A. Brege	Director	March 3, 2025
Laura A. Brege

/s/ Badreddin Edris	Co-Founder and Director	March 3, 2025
Badreddin Edris, Ph.D.

/s/ Jonathan Fox	Director	March 3, 2025
Jonathan Fox, M.D., Ph.D., FACC

/s/ Arlene Morris	Director	March 3, 2025
Arlene Morris

/s/ Jonathan Root	Director	March 3, 2025
Jonathan Root, M.D.