Form 10-Q
period 2025-03-31
Edgewise Therapeutics, Inc.
filed 2025-05-08
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 30, 2025, there were 105,200,221 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “likely,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the safety and efficacy, and the ability of our preclinical studies and clinical trials to demonstrate the safety and efficacy, of our product candidates, and other positive results;
●	our ability to utilize our proprietary drug discovery platform to develop a pipeline of product candidates to address muscle diseases;
●	the timing, progress and results of preclinical studies and clinical trials for sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, potential registrational studies or cohorts and our research and development programs;
●	the timing, scope and likelihood of domestic and foreign regulatory filings and approvals, including timing of final U.S. Food & Drug Administration (FDA) approval of or Investigational New Drugs of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and any other future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization, operations and marketing capabilities, relationships with other businesses and other business strategies, systems and relationships;
●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
●	the need to hire additional personnel and our ability to attract and retain such personnel;
●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting and our expectations regarding the implementation of newborn screening for muscular dystrophy;
●	our expectations regarding the approval and use of our product candidates in combination with other drugs;
●	our competitive position and the success of competing product candidates and therapies that are or may become available;
●	the ability of our programs to offer opportunities for us to expand into other severe muscle diseases;
●	our estimates of the number of patients that we will enroll in our clinical trials;

●	our estimates relating to the timing of completing enrollment for our clinical trials and natural history study;
●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects, of our product candidates;
●	our ability to obtain and maintain regulatory approval of our product candidates, and the timing or likelihood of regulatory filings and approvals, including our expectations to maintain the Orphan Drug Designation (ODD) and Rare Pediatric Disease Designation (RPDD) for sevasemten and our expectation to seek special designations for our other product candidates;
●	our plans relating to the further development of our product candidates, including additional indications we may pursue;
●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;
●	our expectations regarding the impact of public health pandemics, including the COVID-19 pandemic, on our business;
●	our expectations regarding the impact of changes in the U.S. government administration and policy positions;
●	our expectations regarding the impact of Russia’s war with Ukraine, and war and instability in the Middle East on our business;
●	our expectations regarding the impact of instability in the U.S. banking and financial services sector and other macroeconomic trends;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	our continued reliance on third parties to conduct additional preclinical studies and planned clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
●	our relationships with patient advocacy groups, key opinion leaders, regulators, the research community and payors;
●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	the pricing and reimbursement of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, if approved;
●	the rate and degree of market acceptance and clinical utility of sevasemten, EDG-7500, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing which may be impacted by many factors including inflation;
●	our financial performance;

●	the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements; and
●	the impact of laws and regulations.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

EDGEWISE THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	As of	As of
	March 31,	December 31,
	2025	2024
Assets	(unaudited)
Current assets
Cash and cash equivalents	$49,921	$41,666
Marketable securities, available for sale	386,466	428,504
Prepaid expenses and other assets	6,791	5,313
Total current assets	443,178	475,483

Property and equipment, net	8,990	9,503
Operating lease right-of-use asset	1,528	1,569
Other non-current assets	695	262

Total assets	$454,391	$486,817

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$8,789	$5,579
Accrued compensation	3,974	10,056
Accrued other expenses	7,351	7,229
Operating lease liability, current portion	1,001	996
Total current liabilities	21,115	23,860
Operating lease liability, net of current portion	3,557	3,741

Total liabilities	24,672	27,601

Commitments and contingencies (see note 5)

Stockholders' equity:
Preferred stock, $.0001 par value per share; 200,000,000 shares authorized and no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 95,205,683 shares and 94,838,466 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	848,683	837,363
Accumulated other comprehensive income	401	420
Accumulated deficit	(419,374)	(378,576)
Total stockholders' equity	429,719	459,216

Total liabilities and stockholders' equity	$454,391	$486,817

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2025	2024

Operating expenses
Research and development	$36,757	$27,694
General and administrative	9,202	7,059
Total operating expenses	45,959	34,753

Loss from operations	(45,959)	(34,753)

Other income
Interest income	5,161	6,228
Total other income	5,161	6,228

Net loss	(40,798)	(28,525)

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(19)	(960)
Total comprehensive loss	$(40,817)	$(29,485)

Net loss per share, basic and diluted	$(0.43)	$(0.33)
Weighted-average shares outstanding, basic and diluted	95,130,053	87,567,307

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Loss	Deficit	Total
Balance as of December 31, 2023	70,453,342	$7	$563,487	$99	$(244,763)	$318,830
Issuance of common stock, net of offering costs	22,450,206	2	238,797	—	—	238,799
Exercise of stock options	380,980	—	1,926	—	—	1,926
Stock-based compensation	—	—	4,871	—	—	4,871
Other comprehensive loss	—	—	—	(960)	—	(960)
Net loss	—	—	—	—	(28,525)	(28,525)
Balance as of March 31, 2024	93,284,528	$9	$809,081	$(861)	$(273,288)	$534,941

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Income	Deficit	Total
Balance as of December 31, 2024	94,838,466	$9	$837,363	$420	$(378,576)	$459,216
Exercise of stock options	367,217	—	2,261	—	—	2,261
Stock-based compensation	—	—	9,059	—	—	9,059
Other comprehensive loss	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(40,798)	(40,798)
Balance as of March 31, 2025	95,205,683	$9	$848,683	$401	$(419,374)	$429,719

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(40,798)	$(28,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	513	473
Stock-based compensation	9,059	4,871
Accretion of discount on marketable securities, net	(1,923)	(3,150)
Amortization of right-of-use asset	41	52
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,478)	(63)
Accounts payable	2,858	780
Accrued compensation	(6,081)	(2,770)
Accrued other expenses and other liabilities	122	(102)
Lease liability	(179)	(164)
Net cash used in operating activities	(37,866)	(28,598)

Cash flows from investing activities
Purchases of marketable securities	(122,180)	(327,603)
Sales of marketable securities	15,000	885
Maturities of marketable securities	151,122	58,707
Purchases of property and equipment	(44)	(297)
Net cash provided by (used in) investing activities	43,898	(268,308)

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting discounts and commissions and offering costs	—	239,147
Exercise of stock options	2,261	1,926
Payment of deferred offering costs	(38)	—
Net cash provided by financing activities	2,223	241,073

Net change in cash and cash equivalents	8,255	(55,833)
Cash and cash equivalents at beginning of period	41,666	86,097
Cash and cash equivalents at end of period	$49,921	$30,264
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued other expenses	$—	$144
Deferred offering costs included in accounts payable and accrued other expenses	$395	$—

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

Risks and Uncertainties

The board of directors of the Company discusses with management macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, the impact of changes in the U.S. government administration and policy positions, international conflicts, public health pandemics, cybersecurity and sanctions so that the Company can be prepared to react to new developments as they arise. The board of directors and the management of the Company are carefully monitoring these developments and the resulting economic impact on its financial condition and results of operations.

Liquidity and Capital Resources

The Company has an accumulated deficit of $419.4 million and cash, cash equivalents and marketable securities of $436.4 million as of March 31, 2025. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles.

On June 16, 2023, the Company entered into a Sales Agreement (Sales Agreement) with BofA Securities, Inc. (BofA Securities) under which the Company could offer and sell shares of common stock, having aggregate sales proceeds of up to $125.0 million from time to time, through an “at the market offering” program (ATM Program) under which BofA Securities acted as sales agent. Effective January 19, 2024, the Company suspended and terminated the prospectus related to the Company’s common stock issuable pursuant to the terms of the Sales Agreement (the ATM Prospectus). As of the date of the suspension of the ATM Prospectus, the Company had sold 7,560,068 shares of our common stock at a weighted average price of $7.93 per share. The gross proceeds were $59.9 million, and the net proceeds were $59.4 million, after deducting underwriting discounts and commissions of $0.2 million and offering expenses of $0.3 million.

On January 23, 2024, the Company closed an underwritten registered direct offering of 21,818,182 shares of common stock at a public offering price of $11.00 per share (January 2024 Offering). The aggregate gross proceeds from the January 2024 Offering were $240.0 million, and the net proceeds were $231.9 million, after deducting underwriting discounts and commissions of $7.5 million and offering expenses of $0.6 million.

On May 10, 2024, the Company filed an automatic shelf registration statement on Form S-3ASR that allows the Company to undertake various equity and debt offerings. Additionally, on May 10, 2024, the Company filed a prospectus supplement to the shelf registration statement and entered into a sales agreement with Leerink Partners LLC (Leerink Sales Agreement) under which the Company may offer and sell shares of common stock, having aggregate sales proceeds of up to $175.0 million from time to time, through an “at the market offering” program (Leerink ATM) under which Leerink Partners LLC will act as sales agent. As a subsequent event, on April 3, 2025, the Company closed an underwritten registered direct offering of 9,935,419 shares of common stock at a public offering price of $20.13 per share (April 2025 Offering). The aggregate gross proceeds from the April 2025 Offering were $200.0 million, and the net proceeds after deducting underwriting discounts and commissions but before offering expenses were $188.0 million. The Company has not yet offered or sold any shares of common stock related to the Leerink ATM.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $436.4 million of cash, cash equivalents and marketable securities on hand as of March 31, 2025 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements and related notes to the condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2025. There have been no material changes to the summary of significant accounting policies as disclosed in that filing.

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and include all adjustments consisting of normal recurring adjustments that management believes are necessary for a fair presentation of the periods presented and are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of March 31, 2025
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$49,732	$—	$—	$49,732
Marketable securities, available for sale:
Asset-backed securities	Level 2	55,321	20	(7)	55,334
Corporate debt securities	Level 2	149,192	217	(10)	149,399
Commercial paper	Level 2	8,214	3	—	8,217
U.S. government treasury and agency securities	Level 2	173,338	194	(16)	173,516
Total		$435,797	$434	$(33)	$436,198

	As of December 31, 2024
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$41,474	$—	$—	$41,474
Marketable securities, available for sale:
Asset-backed securities	Level 2	50,262	69	—	50,331
Corporate debt securities	Level 2	193,769	179	(81)	193,867
Commercial paper	Level 2	10,432	3	—	10,435
U.S. government treasury and agency securities	Level 2	173,621	279	(29)	173,871
Total		$469,558	$530	$(110)	$469,978

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, U.S. government treasury and agency securities, and supranational and sovereign government securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. There were no transfers of financial assets between Level 1, Level 2, or Level 3, during the periods presented. As of March 31, 2025, the remaining contractual maturities of $329.8 million of marketable securities were less than one year and $56.3 million of marketable securities were between 1 and 2 years.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at March 31, 2025 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is expected to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general, and administrative, and research and development). This ASU is effective beginning with the Company’s 2027 fiscal year annual reporting period and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

NOTE 3  PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of March 31, 2025, the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

Common stockholders are entitled to dividends if and when declared by the board of directors of the Company and after any convertible preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote.

NOTE 4  STOCK-BASED COMPENSATION AWARDS

Equity Incentive Plans

In March 2021, the Company’s board of directors adopted, and its stockholders approved, the Company’s 2021 Equity Incentive Plan (2021 Plan), which became effective in March 2021 in connection with the IPO. Upon adoption of the 2021 Plan, the Company restricted the grant of future equity awards under its 2017 Equity Incentive Plan, as amended and restated (2017 Plan).

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

The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. A total of 5,040,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve increases by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of March 31, 2025, there were 5,940,210 shares available for future issuance under the 2021 Plan.

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

In accordance with the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by the Nasdaq Listing Rules, in connection with a merger or acquisition. As of March 31, 2025, there were 2,000,000 shares available for future issuance under the Inducement Plan.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vest monthly over a four-year period that expires 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of March 31, 2025, 1,347,365 options were both outstanding and exercisable. 9,415 options were exercised during the three months ended March 31, 2025.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (2021 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. A total of 504,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 ESPP. The number of shares available for issuance under the 2021 ESPP increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 1,008,000 shares, (2) one percent (1%) of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of March 31, 2025, the Company has reserved for issuance 2,975,791 shares of common stock pursuant to the 2021 ESPP.

The 2021 ESPP provides for two offering periods of approximately twelve months’ duration, with purchase periods commencing on the first trading day on or after May 15 and November 15 and terminating on the last trading day on or before November 15 of the same year and May 15 of the following year, respectively. Contributions under the 2021 ESPP are limited to 15% of an employee’s eligible compensation, IRS limitations, and a maximum of 6,000 shares of common stock during each offering period. 2021 ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date.

Total stock-based compensation expense related to all equity plans, including Founder Stock Options was allocated as follows (in thousands):

	Three months ended March 31,
	2025	2024
Research and development	$5,867	$2,700
General and administrative	3,192	2,171
Total stock-based compensation expense	$9,059	$4,871

NOTE 5  COMMITMENTS AND CONTINGENCIES

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2025 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2025.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended March 31,
	2025	2024
Numerator
Net loss	$(40,798)	$(28,525)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	95,130,053	87,567,307
Net loss per share, basic and diluted	$(0.43)	$(0.33)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three months ended March 31,
	2025	2024
Options to purchase common stock	16,776,912	15,813,600
Unvested restricted stock units	670,137	171,805
Total	17,447,049	15,985,405

NOTE 7  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Leasehold improvements	$9,646	$9,646
Laboratory equipment	3,735	3,735
Computers and software	296	296
Furniture and fixtures	511	511
Property and equipment, at cost	14,188	14,188
Less: accumulated depreciation	(5,198)	(4,685)
Property and equipment, net	$8,990	$9,503

Depreciation expense was $0.5 million for both the three months ended March 31, 2025 and 2024.

NOTE 8  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Accrued research and development costs	$6,312	$6,488
Accrued other	1,039	741
Total accrued other expenses	$7,351	$7,229

NOTE 9 SEGMENT REPORTING

There have been no changes in the Company’s assessment of the basis of segmentation or in the basis of measurement of segment profit or loss since the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2025.

	Three months ended March 31,
	2025	2024
Operating expenses:
Contracted research expense	21,298	17,805
Personnel expense	10,624	7,732
Stock-based compensation expense	9,059	4,871
Other segment expense(a)	4,464	3,872
Depreciation	514	473
Segment net loss	(45,959)	(34,753)

Reconciliation of net loss
Interest income	5,161	6,228
Net Loss	$(40,798)	$(28,525)

a Other segment expense included in Segment net loss includes contracted administrative expenses, intellectual property fees, software costs, occupancy & equipment costs, and other overhead expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Edgewise Therapeutics, Inc. should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report), and the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K (Annual Report), filed with the Securities and Exchange Commission, on March 3, 2025. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk Factors” to gain an understanding of the factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

Since our inception in 2017, our precision medicine muscle platform has generated several programs to address a variety of muscle diseases. We are advancing two clinical-stage programs in muscular dystrophies and severe cardiac diseases, as well as a number of preclinical programs. Our muscular dystrophy program includes sevasemten, an orally administered fast skeletal myosin inhibitor. Sevasemten is currently being studied in multiple Phase 2 clinical trials, including a pivotal cohort, in patients with either Becker muscular dystrophy (Becker) or Duchenne muscular dystrophy (Duchenne). Our cardiovascular program includes EDG-7500, a novel, oral, selective cardiac sarcomere modulator. EDG-7500 is currently being studied in a multipart Phase 2 trial in both obstructive and non-obstructive hypertrophic cardiomyopathy (HCM). We are also continuing to advance our preclinical exploration, including novel cardiac and cardiometabolic targets. The entire team at Edgewise is dedicated to our mission: changing the lives of patients and families affected by serious muscle diseases.

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

We have incurred significant losses since the commencement of our operations. Our net losses were $40.8 million and $28.5 million for the three months ended March 31, 2025 and 2024, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of March 31, 2025, we had an accumulated deficit of $419.4 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception through March 31, 2025, these private placements have provided gross proceeds of $160.7 million, and the initial public offering, follow-on public offering, issuance of our common stock under an “at the market offering” program (the ATM Program), and underwritten registered direct offering have generated net proceeds of $606.6 million. In addition, on April 3, 2025, we closed an underwritten registered direct offering of 9,935,419 shares of our common stock at an offering price of $20.13 per share (April 2025 Offering). The net proceeds from the April 2025 Offering after deducting underwriting discounts and commissions but before offering expenses were $188.0 million. We believe that our existing cash and cash equivalents and marketable securities of $436.4 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

Macroeconomic and Geopolitical Developments

We are monitoring macroeconomic and geopolitical developments, such as inflation, instability in the banking and financial services sector, tightening of the credit markets, changes in the U.S. government administration and policy positions, international conflicts, public health pandemics, cybersecurity and sanctions so that the Company can be prepared to react to new developments as they arise.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024	Change

	(in thousands)
Operating expenses:
Research and development	$36,757	$27,694	$9,063
General and administrative	9,202	7,059	2,143
Total operating expenses	45,959	34,753	11,206
Loss from operations
Interest income	5,161	6,228	(1,067)
Net loss	$40,798	$28,525	$12,273

Research and development expenses

The following table summarizes our research and development expenses:

	Three months ended March 31,
	2025	2024	Change

	(in thousands)
External research and development expenses:
Sevasemten clinical program	$14,040	$12,120	$1,920
EDG-7500 clinical program	4,191	4,013	178
Discovery and preclinical	2,843	1,532	1,311
Internal costs, including personnel related	15,683	10,029	5,654
Total research and development expenses	$36,757	$27,694	$9,063

Research and development expenses were $36.8 million and $27.7 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $9.1 million was attributed to the following:

●	an increase of $1.9 million in sevasemten clinical program expenses, which was primarily due to increased clinical trial activity from completion of patient enrollment of the GRAND CANYON pivotal cohort of the CANYON trial and continued activity in the MESA and FOX trials that were in early enrollment phases during the comparable period in 2024, as well as general clinical and outreach costs incurred in connection with all sevasemten trials.
●	an increase in EDG-7500 clinical program expenses of $0.2 million primarily related to increased costs from site activation and patient enrollment for Part B and Part C of our multipart Phase 2 CIRRUS-HCM trial, for which Part A was in the start-up phase in the comparable period in 2024; which was offset by the decreased activity in our Phase 1 trial, which was still underway in the comparable period in 2024.
●	an increase in discovery and preclinical expenses of $1.3 million as a result of additional nonclinical costs related to our EDG-003 program and other cardio-metabolic research; and
●	an increase in internal costs of $5.7 million, primarily related to personnel costs and stock-based compensation resulting from increased employee headcount to support the growth of our research and development programs.

General and administrative expenses

General and administrative expenses were $9.2 million and $7.1 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $2.1 million was primarily due to $1.6 million in increased personnel-related costs from increased headcount and stock-based compensation and $0.5 million in increased professional and consulting costs and other administrative costs.

Interest income

Interest income was $5.2 million and $6.2 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in interest income was primarily due to lower balances of marketable securities during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception through March 31, 2025, these private placements have provided gross proceeds of $160.7 million, and the initial public offering, follow-on public offering, issuance of our common stock under the ATM Program, and underwritten registered direct offerings have generated net proceeds of $606.6 million. In addition, the net proceeds from the April 2025 Offering, after deducting underwriting discounts and commissions but before offering expenses, were $188.0 million. As of March 31, 2025, we had cash, cash equivalents and marketable securities in the amount of $436.4 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(37,866)	$(28,598)
Net cash provided by (used in) investing activities	43,898	(268,308)
Net cash provided by financing activities	2,223	241,073
Net increase (decrease) in cash and cash equivalents	$8,255	$(55,833)

Operating activities

Cash used in operating activities during the three months ended March 31, 2025 was $37.9 million primarily driven by our net loss for the period of $40.8 million, and was also impacted by changes in operating assets and liabilities, which increased net working capital by $4.8 million. Cash used in operating activities was reduced by non-cash charges of $7.7 million relating to stock-based compensation expense of $9.1 million, accretion of discounts, net on marketable securities of $1.9 million, and depreciation of $0.5 million.

Cash used in operating activities during the three months ended March 31, 2024 was $28.6 million primarily driven by our net loss for the period of $28.5 million, and was also impacted by changes in operating assets and liabilities which increased net working capital by $2.3 million. Cash used in operating activities was reduced by non-cash charges of $2.2 million relating to stock-based compensation expense of $4.9 million, accretion of discounts, net on marketable securities of $3.2 million, depreciation of $0.5 million and amortization of right-of-use asset of $0.1 million.

Investing activities

Cash provided by investing activities during the three months ended March 31, 2025 amounted to $43.9 million, due to $122.2 million in purchases of marketable securities, which was partially offset by $151.1 million in maturities of marketable securities and $15.0 million in sales of marketable securities.

Cash provided by investing activities during the three months ended March 31, 2024 amounted to $268.3 million, which was due to $327.6 million in purchases of marketable securities and $0.1 million for purchases of equipment, which was partially offset by $58.7 million in maturities of marketable securities and $0.9 million in sales of marketable securities.

Financing activities

Cash provided by financing activities during the three months ended March 31, 2025 was $2.2 million, due to cash proceeds of $2.3 million in proceeds from the issuance of common stock upon exercise of stock options, which was partially offset by the payment of $38,000 in deferred offering costs.

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

Funding requirements

We will continue to require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings and entered into the Leerink Sales Agreement under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175.0 million from time to time, through the Leerink ATM. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. In addition, we expect to continue to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

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

Our short-term material cash requirements as of March 31, 2025 are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We have entered into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

Our long-term cash requirements as of March 31, 2025 includes our lease obligations. In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado which includes escalating rent payments and an 8.2 year term, plus our share of operating expenses. In February 2023, the lease was modified to occupy an additional 9,624 square feet of office space, with aggregate payments of approximately $1.5 million over the initial 7.3 year term, plus our share of operating expenses. As of March 31, 2025 our total operating lease liability balance is $4.6 million, of which $1.0 million is a current liability.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2025 and the notes to the financial statements appearing elsewhere in this Quarterly Report. During the three months ended March 31, 2025, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K filed on March 3, 2025.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing in this Quarterly Report.

Transition from Emerging Growth Company and Smaller Reporting Company Status

On December 31, 2024, we ceased to be an “emerging growth company,” as defined in the JOBS Act, due to our large accelerated filer status. Accordingly, we may no longer take advantage of EGC-related reduced reporting requirements that are otherwise applicable to public companies. For example, we have previously elected to take advantage of the extended transition period for complying with new or revised accounting standards. EGC status also exempted us from having to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

On December 31, 2024, we also ceased to be a “smaller reporting company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (Exchange Act), because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2025 and December 31, 2024, we had cash, cash equivalents and marketable securities of $436.4 million and $470.2 million, respectively, primarily invested in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, asset-backed securities, commercial paper, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term available-for-sale marketable securities. Our available-for-sale marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. However, there can be no assurance that changes in interest rates will not have a material adverse impact on us in the future.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2025 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are developing precision medicines for rare neuromuscular diseases which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. We commenced operations in 2017, and while we are moving toward becoming a commercial-ready biopharmaceutical company, we have no products approved for commercial sale and have not generated any revenue. In July 2022, we initiated the first of four Phase 2 clinical trials for our product candidate, sevasemten, and, in April 2024, we began enrolling a multipart Phase 2 clinical trial with our product candidate EDG-7500 for people with HCM. We have not yet initiated clinical trials for any other product candidate, including product candidates from our EDG-003 cardiometabolic discovery program. Since our inception in 2017, we have devoted substantially all of our focus and financial resources to discovering, identifying and developing potential product candidates, including advancing our development programs, conducting preclinical studies of our product candidates and initiating clinical trials, organizing and staffing our company, business planning, raising capital and securing related intellectual property rights.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock and public offerings of our common stock. Our net loss was $40.8 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $419.4 million. We are advancing sevasemten and EDG-7500 in clinical development. Our other programs, including EDG-003, are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of March 31, 2025, we had $436.4 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings. We additionally filed a prospectus supplement to the shelf registration statement and entered into a sales agreement with Leerink Partners LLC (Leerink Sales Agreement) on May 10, 2024, under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175.0 million from time to time, through an “at the market offering” program (Leerink ATM). Pursuant to the automatic shelf registration statement, on April 3, 2025, we closed an underwritten registered direct offering of 9,935,419 shares of our common stock for net proceeds after deducting underwriting discounts and commissions but before offering expenses of $188.0 million. We have not yet offered or sold any shares of common stock related to the Leerink ATM. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Until such time, if ever, as we can generate substantial revenues, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. As summarized in the risk factor entitled, “We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.”, we have previously raised capital under our shelf registration statement that was filed on April 1, 2022 with the SEC that became effective on May 5, 2022 and was amended on January 19, 2024. On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings and entered into the Leerink Sales Agreement under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175.0 million from time to time, through the Leerink ATM. Pursuant to the automatic shelf registration statement, on April 3, 2025, we closed an underwritten registered direct offering of 9,935,419 shares of our common stock for net proceeds after deducting underwriting discounts and commissions but before offering expenses of $188.0 million.

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

We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, in August 2022, the United States enacted the Inflation Reduction Act of 2022, which imposes a 1% non-deductible excise tax on certain stock buybacks and a 15% alternative minimum tax on global adjusted financial statement income. In addition, beginning in 2022, the Tax Act eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years, and this requirement may impact our effective tax rate and our cash tax liability in future years. When and if we achieve profitability, these changes may cause us to pay federal income taxes earlier than under prior law and may increase our total federal tax liability attributable to orphan drug programs and other research and development activities. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax (Pillar Two) that has been implemented by several countries in 2024 and is being considered for implementation by other jurisdictions. However, the United States has withdrawn support for Pillar Two and has indicated that it may take action against countries with tax laws that disproportionately impact U.S. businesses, which may result in retaliatory taxes or other retaliatory actions against U.S. businesses. Any of these developments or changes in U.S. federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

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

Sevasemten and EDG-7500 will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote sevasemten, EDG-7500, or any other product candidate before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. While we announced topline results from the Phase 2 CANYON trial of sevasemten in individuals with Becker and from the Phase 1 and Part A, Part B, and Part C of the Phase 2 CIRRUS-HCM trials of EDG-7500 in patients with obstructive hypertrophic cardiomyopathy (oHCM), the FDA may disagree with our interpretation of the data and may require additional clinical testing before we can seek regulatory approval and begin commercialization, if at all.

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

Patients in our ongoing and planned clinical trials may in the future suffer other adverse events or other side effects not observed in our preclinical studies or previous clinical trials. For example, in the single ascending dose (SAD) trial for sevasemten, dose limiting somnolence was observed at the 135 mg level. In addition, in the multiple ascending dose (MAD) trial for sevasemten, the most common adverse events were dizziness and somnolence, all of which were mild and transient. In the ARCH trial of sevasemten in adults with Becker, the most common adverse events were dizziness, fall, and arthralgia, which were mild and transient. In Part B and Part C of the Phase 2 CIRRUS-HCM trial of EDG-7500 in participants with HCM, the most frequently reported adverse events were dizziness, upper respiratory tract infection and atrial fibrillation (AF), nearly all of which were considered mild to moderate in severity. Sevasemten or other product candidates may be used in pediatric populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if sevasemten is studied in combination with other therapies, it may exacerbate adverse events associated with the therapy. Patients treated with sevasemten or our other product candidates may also be undergoing other therapies which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses, which could occur either during the course of our clinical trials or after participating in such clinical trials.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Although we have announced positive results from our preclinical studies and clinical trials, we do not know whether sevasemten or EDG-7500 will perform in current or future clinical trials as sevasemten or EDG-7500 has performed in preclinical studies or earlier clinical trials, nor do we know whether any product candidate in our EDG-003 cardiometabolic discovery program will perform in current or future preclinical studies or future clinical trials as it has in prior preclinical studies. For example, the primary endpoint of the GRAND CANYON cohort may not be met even though the endpoint trended towards improvement as a secondary endpoint in the earlier cohorts of the CANYON trial, and the trends observed so far in the CANYON trial may not be seen and or may not be statistically significant in the GRAND CANYON cohort. Product candidates in clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

For sevasemten trials, we completed our open-label ARCH trial (single site) and our CANYON Phase 2 clinical trial (multiple sites), as well as completed enrollment of the DUNE Phase 2 exercise challenge study (single site), GRAND CANYON, the pivotal cohort of our Phase 2 CANYON clinical trial in individuals with Becker (multiple sites), and the LYNX and FOX Phase 2 studies in Duchenne (multiple sites). We have also initiated an industry-sponsored, global, prospective registry investigating the natural history of adults with Becker aged 18 years and older. However, we may not be successful in achieving our goal of establishing natural history reference data points and identifying future eligibility for recruitment into our planned registrational trial in Becker. For EDG-7500 trials, we completed the Phase 1 trial in healthy subjects and the Part A single-dose arm in patients with oHCM and are continuing to enroll Part B and Part C in patients with oHCM and nHCM of the multipart Phase 2 CIRRUS-HCM trial. However, we may experience difficulty with enrollment and/or maintenance of patients in Part B, Part C, or Part D of the Phase 2 trial.

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

In addition, there are four exon skipping drugs which are marketed under an accelerated approval pathway from the FDA: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked phosphorodiamidate morpholino oligomers (PMOs) approved for the treatment of Duchenne patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of Duchenne patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. In May 2024, Nippon Shinyaku Co. Ltd. announced that no statistical significance was observed between the treatment group and the placebo group in VILTEPSO’s confirmatory study. This result may affect VILTEPSO’s accelerated FDA approval. In June 2022, PTC Therapeutics presented new topline results with Translarna (ataluren), for patients with nonsense mutation Duchenne, a subset of the disease that impacts between 10% and 15% of patients. It remains unclear if the data will lead to FDA approval of Translarna, for which the company resubmitted the NDA in October 2024. Translarna has been conditionally approved in the European Union and Brazil for ambulatory patients aged 2 years and older with Duchenne resulting from a nonsense mutation in the dystrophin gene. However, in March 2025, the European Commission (the EC) adopted the negative opinions issued by the Committee for Medicinal Products for Human Use of the EMA for the renewal of conditional marketing authorization of Translarna. While this action effectively removes Translarna’s marketing authorization in the European Economic Area, individual countries within the EU can leverage existing legislations to allow continued use of Translarna.

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

In the field of emerging treatments for HCM, competitors include Bristol-Myers Squibb (BMS), Cytokinetics, Imbria Pharmaceuticals, and Celltrion. Cytokinetics is developing a CMI, aficamten (CK-274), for which positive oHCM Phase 3 results were announced in 2023. In December 2024, the FDA accepted the aficamten New Drug Application (NDA) with a Prescription Drug User Fee Act (PDUFA) target action date set for September 26, 2025. In June 2023, Cytokinetics initiated another Phase 3 active-comparator clinical trial of aficamten compared to metoprolol in symptomatic oHCM patients. In the second quarter of 2024, BMS and Cytokinetics initiated a study of mavacamten and aficamten, respectively, in pediatric population with symptomatic oHCM. BMS and Cytokinetics are also exploring their respective CMIs in ongoing Phase 3 nHCM clinical trials. In April 2025, BMS reported that its Phase 3 study of mavacamten in nHCM failed to meet its dual primary endpoints. BMS is also developing a next generation CMI, MYK-224, for which a Phase 2 oHCM clinical trial is currently ongoing.

Non-myosin targeting drugs in development include ninerafaxstat/IMB-101(Imbria Pharmaceuticals), a partial fatty acid oxidation (pFOX) inhibitor, CT-G20 (Celltrion), an anti-arrhythmic cibenzoline succinate, and trientine dihydrochloride (Univar Solutions), a selective copper II chelator. In November 2023, Imbria announced Phase 2 nHCM topline results of ninerafaxstat. Imbria also announced plans to initiate a Phase 2b nHCM trial of ninerafaxstat in the second quarter of 2025. In the third quarter of 2024, Lexicon Pharmaceuticals initiated a Phase 3 trial of sotagliflozin, an SGLT1 and SGLT2 inhibitor, in patients with symptomatic oHCM and nHCM. We have limited knowledge of CT-G20’s Phase 1 oHCM trial status, while the trientine Phase 2 oHCM clinical trial is ongoing. A myosin binding protein C3-targeting gene therapy candidate, TN-201, is being developed by Tenaya Therapeutics for genetic HCM. TN-201 is currently in a Phase 1b/2 study for which interim results were announced in December 2024 with additional results presented at the 2025 American College of Cardiology Scientific Sessions. We are aware of several preclinical HCM programs including: JN-210, a microRNA activating gene therapy approach being developed by Jaan Biotherapeutics; HTX-001, an antisense oligonucleotide approach being developed by Haya Therapeutics; CDR348T and CDR641L, both are non-coding RNA-based therapies being developed by Cardior Pharmaceuticals (acquired by Novo Nordisk in May 2024). We are also aware of several early-stage preclinical HCM gene therapy assets being developed by DiNAQOR, DINA-003 and DINA-001, the latter in collaboration with BioMarin Pharmaceuticals (BMN-293/DINA-001). In August 2024, BioMarin announced the discontinuation of the development of BMN-293. We have limited knowledge of DiNAQOR’s future development plans for DINA-001/BMN-293. Another HCM gene therapy approach targeting cardiac troponin I3 (TNNI3), LX2022, is being developed by Lexeo Therapeutics. To the best of our knowledge, the program is currently in a preclinical stage.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. For example, on April 15, 2024, we announced positive two-year topline results from the ARCH open label trial of sevasemten in adults with Becker, on September 19, 2024, we announced positive topline data from the Phase 1 trial of EDG-7500 in healthy subjects and the Part A single-dose arm of the Phase 2 multipart CIRRUS-HCM trial in patients with oHCM, on December 16, 2024, we announced positive topline data from the Phase 2 CANYON trial of sevasemten in individuals with Becker, and, on April 2, 2025, we announced positive topline results from Part B and Part C of the Phase 2 multipart CIRRUS-HCM trial in patients with oHCM and nHCM. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we are continuing to evaluate additional secondary and exploratory endpoints for our CANYON trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

The effort to identify patients with diseases we seek to treat is in early stages and we cannot accurately predict the number of patients for whom treatment might be possible. A newborn screening initiative was put into place with the goal of identifying and providing care for every child born with Duchenne muscular dystrophy and achieving Recommended Uniform Screening Panel (RUSP) status. An Ohio newborn screening (NBS) program was announced in April 2024 in which all newborns in the state of Ohio are screened for Duchenne. A newborn screening pilot program in New York State tested this and other aspects of a comprehensive newborn screening program at a large scale. The pilot was completed in October 2021 and screened more than 36,000 babies born in New York State over two years. Four babies were confirmed to have Duchenne/Becker muscular dystrophy, and one baby was identified as a carrier female. Two other pilot programs have been successfully conducted. In June 2022, Parent Project Muscular Dystrophy, a nonprofit organization leading the fight to end Duchenne, announced that the organization submitted a nomination package to add Duchenne to the RUSP to the Advisory Committee on Heritable Disorders in Newborns and Children (ACHDNC), initiating the review process. The review process typically takes more than a year and requires two key votes of experts in NBS to move forward. In February 2023, the first key vote took place and the ACHDNC decided that more information was needed before proceeding to the second vote. The work to finalize the required additional evidence was completed and a meeting was scheduled with the ACHDNC for May 8, 2025. However, the current administration dissolved the ACHDNC before the meeting took place, leaving the process for submission and vote uncertain. The RUSP still exists, and advocates are currently seeking to understand the pathway to present the evidence package and receive approval to add Duchenne/Becker to the RUSP. Additionally, advocates at the state level are working to add Duchenne/Becker to their state level NBS programs. Ohio and Minnesota are actively screening and there are several states that are close to implementing NBS programs. Uncertainties remain, including, among other things, ascertaining the pathway for additions to the RUSP and the adequacy of the evidence package. Furthermore, even if Duchenne is added to the RUSP, all states may not be able to effectively implement a NBS program. This could reduce the identifiable patient population for the diseases we seek to treat and result in our therapies not being able to be initiated early in the course of the disease.

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

We may be sued if any of our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale post-approval. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. Claims could also be asserted under state consumer protection laws. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit testing and commercialization of our products. Even successful defense of a claim would require significant financial and management resources.

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

Further, under the new leadership at the HHS under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the new administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the new administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

Further, the FDA’s or other ex-U.S. regulators’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA's authority, lead to uncertainties in the industry, and disrupt the FDA's normal operations, any of which could delay the FDA’s review of our regulatory submissions. Further, changes in the leadership of the FDA and other federal agencies under the current administration may lead to new policies and changes in the regulations that can increase our compliance costs or delay our clinical development and timelines. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

The FDA granted sevasemten Fast Track designation for the treatment of Duchenne in February 2024, and ODD for the treatment of Duchenne and Becker and RPDD for the treatment of Duchenne in November 2023. The FDA previously granted Fast Track designation for the investigation and development of sevasemten for the treatment of Becker. EMA granted ODD for sevasemten for the treatment of Becker and Duchenne in April 2024. We may seek orphan drug designation for other product candidates. Even after obtaining orphan drug designation, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even after obtaining orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review. In view of the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, including judicial challenges in view of the Supreme Court’s overturn of the Chevron doctrine legislation, agency decisions, and administrative actions under the current administration will impact the scope of the orphan drug exclusivity.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been judicial and congressional challenges to certain aspects of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. On January 28, 2021, the Biden administration issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future judicial challenges in view of the U.S. Supreme Court’s overturn of the Chevron doctrine, and other legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Further, the UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover. On June 28, 2021, the European Commission issued an adequacy decision in respect of the UK’s data protection framework, allowing personal data transfers from EU member states to the UK to continue without requiring additional contractual or other measures. This decision is subject to renewal and may be revisited by the European Commission at any time. The United Kingdom has proposed updates to its data protection framework that, if adopted, may impact the European Commission’s renewal decision. In the medium and longer terms, the relationship between the UK and EU in relation to aspects of data protection law remains unclear, which exposes us to further compliance risk. The UK also has issued its own standard contractual clauses that are required to be implemented. We may incur liabilities, expenses, costs, and other operational losses relating to the GDPR, the UK GDPR, and other laws and regulations in the EEA and UK relating to privacy and data protection, including those of applicable EU member states in connection with any measures we take to comply with them.

In the United States, a broad variety of data protection laws and regulations may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with certain data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, establishes restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a California Privacy Protection Agency to implement and enforce the legislation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many of these laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted a Colorado Privacy

Act (CPA) in June 2021 that went into effect on July 1, 2023, with enforcement commencing on the same date. The Colorado Attorney General released its rules implementing the CPA on March 15, 2023. Connecticut, Utah and Virginia have also enacted legislation similar to the CCPA and the CPA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Minnesota, New Hampshire, New Jersey, Nebraska and Tennessee have enacted similar legislation that has taken or will take effect in 2025; and Indiana, Kentucky and Rhode Island have enacted similar legislation that will take effect in 2026.

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

In addition, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, including the impact of the changes in the U.S. government administration and policy positions, could result in decreased use of our products by, or in our decreased ability to export our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business.

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

As of March 31, 2025, we had 117 full-time employees. Of these employees, 90 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our business is subject to risks associated with business operations we conduct internationally, as well as indirect impacts from our relationships with collaborators, partners, or contractors who conduct business internationally. We may seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements and reimbursement regimes in foreign countries, including changes in existing regulatory requirements and implementation of new regulatory requirements or policies that impact our clinical development and business operations in foreign countries;
●	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from preclinical studies or clinical trials;
●	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
●	unexpected changes in tariffs, trade barriers, any retaliatory actions in respect thereto, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, change in political condition, including as a result of changes in the U.S. government administration and policy positions, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the FCPA or comparable foreign regulations;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	impact of public health pandemics, including the COVID-19 pandemic, on our ability to produce our product candidates and conduct clinical trials in foreign countries;

●	production or supply shortages or other disruptions resulting from any events affecting raw material supply or manufacturing capabilities abroad, including, but not limited to, impacts due to the ongoing Ukraine-Russia war, addition of certain suppliers or companies to the Unverified List or other export restrictions under the Export Administration Regulations, implementation of other export controls, restrictions or sanctions, including the impact of changes in the U.S. government administration and policy positions, that can impact the supply chain, our business, or business operations of our suppliers, contractors or partners; and
●	business interruptions resulting from geo-political actions, including war, such as the ongoing war in Ukraine and war and instability in the Middle East, other regional or geo-political conflicts, and terrorism.

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, any retaliatory actions in respect thereto, and other limitations on cross-border operations. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions, including the impact of changes in the U.S. government administration and policy positions, that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. In February and April 2025, the current U.S. presidential administration imposed new tariffs on China and China responded with tariffs on select U.S. goods. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the delays, uncertainties and costs surrounding the prosecution of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents.

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

We may in the future pursue invalidity proceedings with respect to third-party patents. The outcome following legal assertions of invalidity is unpredictable. Additionally, we may be subject to claims of patent infringement during those proceedings, and delays caused by the federal agencies may increase the time period that we are subject to such claims. For example, administrative changes, including reduced personnel and budgets experienced by the Patent and Trial Appeal Board, could further delay our ability to timely challenge any such patents. Even if resolved in our favor, these legal proceedings may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such proceedings adequately. Some of these third parties may be able to sustain the costs of such proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent proceedings could compromise our ability to compete in the marketplace. If we do not prevail in the patent proceedings the third parties may assert a claim of patent infringement directed at our product candidates.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents or those of any licensor may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments). The Hatch- Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Additionally, administrative changes at the USPTO or other applicable patent authorities, such as reduced hiring and/or funding, may result in delays in issuance of a patent or in accrual of patent term extension, thereby reducing the amount of patent term extension that could otherwise be received. Administrative changes (e.g., at the FDA or USPTO) may also lead to delays in review and analysis of regulatory submissions or requests for patent term extension, which could result in a patent term extension not being timely granted (e.g., before the expiration of the patent) and there may be no patent eligible for extension.

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

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine, which could be subject to change as a result of the change in the U.S. presidential administration, may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this periodic report, these factors include:

●	the timing and results of preclinical studies and clinical trials of our product candidates, those conducted by third parties or those of our competitors;
●	the success of competitive products or announcements by potential competitors of their product development efforts;
●	regulatory actions with respect to our products or our competitors’ products;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	market conditions in the pharmaceutical and biotechnology sector;
●	changes in the structure of healthcare payment systems;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;

●	sales of our common stock by us, our insiders or our other stockholders;
●	the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic; and
●	general economic, political, industry and market conditions including the impact of changes in the U.S. government administration and policy positions, and the impact of any increase in inflation.

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

As of March 31, 2025, our executive officers, directors, affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 23.2% of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings and entered into the Leerink Sales Agreement under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175.0 million from time to time, through the Leerink ATM. Pursuant to the automatic shelf registration statement, on April 3, 2025, we closed an underwritten registered direct offering of 9,935,419 shares of our common stock at an offering price of $20.13 per share.

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

In addition, we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. We are required to make a formal assessment of the effectiveness of our internal control over financial reporting. Additionally, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we execute a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 26, 2021 pursuant to Rule 424(b)(4). We invested the funds received in interest-bearing investment-grade securities.

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

There has been no material change in the planned use of proceeds from our follow-on offering as described in our final prospectus filed with the SEC on September 14, 2022 pursuant to Rule 424(b)(5). We invested the funds received in interest-bearing investment-grade securities.

Use of Proceeds from the ATM Program

On June 16, 2023, we entered into a Sales Agreement with BofA Securities under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $125,000,000 from time to time, through an ATM Program, pursuant to a shelf registration statement on Form S-3 (File No. 333-264083) with the SEC that became effective on May 5, 2022. On January 19, 2024, we filed a prospectus supplement to suspend the ATM Program. Through the suspension of the ATM program, we sold 7,560,068 shares of common stock at a weighted average price of $7.93 per share. The gross proceeds were $59.9 million, and the net proceeds were $59.4 million, after deducting underwriting discounts and commissions of $0.2 million and offering expenses of $0.3 million.

There has been no material change in the planned use of proceeds from the ATM Program as described in our final prospectus filed with the SEC on June 16, 2023 pursuant to Rule 424(b)(5). We invested the funds received in interest-bearing investment-grade securities.

Use of Proceeds from the 2024 Underwritten Registered Direct Offering

On January 23, 2024, we closed an underwritten registered direct offering pursuant to a shelf registration statement on Form S-3 (File No. 333-264083) with the SEC that became effective on May 5, 2022 and Form S-3 MEF (File No. 333-276595) that became effective on January 19, 2024, of 21,818,182 shares of common stock at a public offering price of $11.00 per share. The aggregate gross proceeds from the underwritten registered direct offering were $240.0 million, and the net proceeds were $231.9 million, after deducting underwriting discounts and commissions of $7.5 million and offering expenses of $0.6 million.

There has been no material change in the planned use of proceeds from our January 2024 Offering as described in our final prospectus filed with the SEC on January 19, 2024 pursuant to Rule 424(b)(5). We invested the funds received in interest-bearing investment-grade securities.

Use of Proceeds from the 2025 Underwritten Registered Direct Offering

On April 3, 2025, we closed an underwritten registered direct offering pursuant to an automatic shelf registration statement on Form S-3ASR (File No. 333-279299) with the SEC that became effective on May 10, 2024, of 9,935,419 shares of common stock at a public offering price of $20.13 per share. The aggregate gross proceeds from the underwritten registered direct offering were $200.0 million, and the net proceeds after deducting underwriting discounts and commissions but before offering expenses were $188.0 million.

There has been no material change in the planned use of proceeds from our April 2025 Offering as described in our final prospectus filed with the SEC on April 2, 2025 pursuant to Rule 424(b)(5). We invested the funds received in interest-bearing investment-grade securities

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

No directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in item 408 of Regulation S-K, during the last fiscal quarter.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1˄	Amended and Restated Outside Director Compensation Policy	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 14d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

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

Date: May 8, 2025

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ R. Michael Carruthers
Name:	R. Michael Carruthers
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)