Form 10-Q
period 2025-06-30
Edgewise Therapeutics, Inc.
filed 2025-08-07
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, there were 105,345,708 shares of the registrant’s common stock outstanding.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

EDGEWISE THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	As of	As of
	June 30,	December 31,
	2025	2024
Assets	(unaudited)
Current assets
Cash and cash equivalents	$43,404	$41,666
Marketable securities, available for sale	550,588	428,504
Prepaid expenses and other assets	9,263	5,313
Total current assets	603,255	475,483

Property and equipment, net	8,595	9,503
Operating lease right-of-use asset	1,484	1,569
Other non-current assets	—	262

Total assets	$613,334	$486,817

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$8,320	$5,579
Accrued compensation	5,636	10,056
Accrued other expenses	5,936	7,229
Operating lease liability, current portion	1,004	996
Total current liabilities	20,896	23,860
Operating lease liability, net of current portion	3,367	3,741

Total liabilities	24,263	27,601

Commitments and contingencies (see note 5)

Stockholders' equity:
Preferred stock, $.0001 par value per share; 200,000,000 shares authorized and no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 105,341,296 shares and 94,838,466 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	10	9
Additional paid-in capital	1,044,346	837,363
Accumulated other comprehensive income	204	420
Accumulated deficit	(455,489)	(378,576)
Total stockholders' equity	589,071	459,216

Total liabilities and stockholders' equity	$613,334	$486,817

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Operating expenses
Research and development	$33,558	$30,680	$70,315	$58,374
General and administrative	9,052	7,427	18,254	14,486
Total operating expenses	42,610	38,107	88,569	72,860

Loss from operations	(42,610)	(38,107)	(88,569)	(72,860)

Other income
Interest income	6,495	6,610	11,656	12,838
Total other income	6,495	6,610	11,656	12,838

Net loss	(36,115)	(31,497)	(76,913)	(60,022)

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(197)	(193)	(216)	(1,153)
Total comprehensive loss	$(36,312)	$(31,690)	$(77,129)	$(61,175)

Net loss per share, basic and diluted	$(0.34)	$(0.34)	$(0.77)	$(0.66)
Weighted-average shares outstanding, basic and diluted	104,940,493	93,515,356	100,062,373	90,541,332

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Loss	Deficit	Total
Balance as of December 31, 2023	70,453,342	$7	$563,487	$99	$(244,763)	$318,830
Issuance of common stock, net of offering costs	22,450,206	2	238,797	—	—	238,799
Exercise of stock options	380,980	—	1,926	—	—	1,926
Stock-based compensation	—	—	4,871	—	—	4,871
Other comprehensive loss	—	—	—	(960)	—	(960)
Net loss	—	—	—	—	(28,525)	(28,525)
Balance as of March 31, 2024	93,284,528	$9	$809,081	$(861)	$(273,288)	$534,941
Exercise of stock options and vesting of restricted stock	283,039	—	1,577	—	—	1,577
Purchase of common stock under Employee Stock Purchase Plan	75,774	—	422	—	—	422
Stock-based compensation	—	—	5,224	—	—	5,224
Other comprehensive loss	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	(31,497)	(31,497)
Balance as of June 30, 2024	93,643,341	$9	$816,304	$(1,054)	$(304,785)	$510,474

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Income	Deficit	Total
Balance as of December 31, 2024	94,838,466	$9	$837,363	$420	$(378,576)	$459,216
Exercise of stock options	367,217	—	2,261	—	—	2,261
Stock-based compensation	—	—	9,059	—	—	9,059
Other comprehensive loss	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(40,798)	(40,798)
Balance as of March 31, 2025	95,205,683	$9	$848,683	$401	$(419,374)	$429,719
Issuance of common stock, net of offering costs	9,935,419	1	187,100	—	—	187,101
Exercise of stock options and vesting of restricted stock	151,535	—	233	—	—	233
Purchase of common stock under Employee Stock Purchase Plan	48,659	—	597	—	—	597
Stock-based compensation	—	—	7,733	—	—	7,733
Other comprehensive loss	—	—	—	(197)	—	(197)
Net loss	—	—	—	—	(36,115)	(36,115)
Balance as of June 30, 2025	105,341,296	$10	$1,044,346	$204	$(455,489)	$589,071

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(76,913)	$(60,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,036	953
Stock-based compensation	16,792	10,095
Accretion of discount on marketable securities, net	(4,126)	(6,703)
Amortization of right-of-use asset	85	106
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,950)	914
Accounts payable	2,707	2,673
Accrued compensation	(4,420)	(1,451)
Accrued other expenses and other liabilities	(1,293)	(927)
Lease liability	(366)	(335)
Net cash used in operating activities	(70,448)	(54,697)

Cash flows from investing activities
Purchases of marketable securities	(385,942)	(368,558)
Sales of marketable securities	38,650	1,759
Maturities of marketable securities	229,118	136,377
Purchases of property and equipment	(94)	(518)
Net cash used in investing activities	(118,268)	(230,940)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	187,362	239,147
Exercise of stock options	2,494	3,503
Payment of deferred offering costs	—	(48)
Proceeds from Employee Stock Purchase Plan	598	423
Net cash provided by financing activities	190,454	243,025

Net change in cash and cash equivalents	1,738	(42,612)
Cash and cash equivalents at beginning of period	41,666	86,097
Cash and cash equivalents at end of period	$43,404	$43,485
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$78	$116
Deferred offering costs included in accounts payable and accrued other expenses	$—	$214

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

Risks and Uncertainties

The board of directors of the Company discusses with management macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, the impact of changes in the U.S. government administration and policy positions, international conflicts, public health pandemics, cybersecurity, sanctions, and changes in tariffs so that the Company can be prepared to react to new developments as they arise. The board of directors and the management of the Company are carefully monitoring these developments and the resulting economic impact on its financial condition and results of operations.

Liquidity and Capital Resources

The Company has an accumulated deficit of $455.5 million and cash, cash equivalents and marketable securities of $594.0 million as of June 30, 2025. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles.

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

On April 3, 2025, the Company closed an underwritten registered direct offering of 9,935,419 shares of common stock at a public offering price of $20.13 per share (April 2025 Offering). The aggregate gross proceeds from the April 2025 Offering were $200.0 million, and the net proceeds were $187.1 million, after deducting underwriting discounts and commissions of $12.0 million and offering expenses of $0.9 million.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $594.0 million of cash, cash equivalents and marketable securities on hand as of June 30, 2025 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of June 30, 2025
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$43,218	$—	$—	$43,218
Marketable securities, available for sale:
Asset-backed securities	Level 2	55,748	31	—	55,779
Corporate debt securities	Level 2	183,498	232	(24)	183,706
Commercial paper	Level 2	41,857	—	(25)	41,832
U.S. government treasury and agency securities	Level 2	269,281	63	(73)	269,271
Total		$593,602	$326	$(122)	$593,806

	As of December 31, 2024
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$41,474	$—	$—	$41,474
Marketable securities, available for sale:
Asset-backed securities	Level 2	50,262	69	—	50,331
Corporate debt securities	Level 2	193,769	179	(81)	193,867
Commercial paper	Level 2	10,432	3	—	10,435
U.S. government treasury and agency securities	Level 2	173,621	279	(29)	173,871
Total		$469,558	$530	$(110)	$469,978

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, and U.S. government treasury and agency securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. There were no transfers of financial assets between Level 1, Level 2, or Level 3, during the periods presented. As of June 30, 2025, the remaining contractual maturities of $457.4 million of marketable securities were less than one year and $93.0 million of marketable securities were between 1 and 2 years.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at June 30, 2025 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

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

NOTE 3  PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of June 30, 2025, the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

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

The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any of its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units (RSUs), stock appreciation rights, performance units, and performance shares to its employees, directors, and consultants and its subsidiary corporations’ employees and consultants.

The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. An RSU represents the right to receive one share of common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant and vest over 2 to 4 years. A total of 5,040,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve increases by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of June 30, 2025, there were 5,519,964 shares available for future issuance under the 2021 Plan.

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

In accordance with the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by the Nasdaq Listing Rules, in connection with a merger or acquisition. As of June 30, 2025, there were 2,000,000 shares available for future issuance under the Inducement Plan.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vested monthly over a four-year period and expire 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of June 30, 2025, 1,347,365 options were both outstanding and exercisable. 9,415 options were exercised during the six months ended June 30, 2025.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (2021 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. A total of 504,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 ESPP. The number of shares available for issuance under the 2021 ESPP increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 1,008,000 shares, (2) one percent (1%) of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of June 30, 2025, the Company has reserved for issuance 2,927,132 shares of common stock pursuant to the 2021 ESPP.

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

Total stock-based compensation expense related to all equity plans, including Founder Stock Options was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development	$4,489	$2,924	$10,356	$5,624
General and administrative	3,244	2,300	6,436	4,471
Total stock-based compensation expense	$7,733	$5,224	$16,792	$10,095

NOTE 5  COMMITMENTS AND CONTINGENCIES

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three and six months ended June 30, 2025 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2025.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net loss	$(36,115)	$(31,497)	$(76,913)	$(60,022)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	104,940,493	93,515,356	100,062,373	90,541,332
Net loss per share, basic and diluted	$(0.34)	$(0.34)	$(0.77)	$(0.66)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	16,825,819	15,656,198	16,809,703	15,735,754
Unvested restricted stock units	633,509	113,796	651,722	142,800
Total	17,459,328	15,769,994	17,461,425	15,878,554

NOTE 7  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Leasehold improvements	$9,646	$9,646
Laboratory equipment	3,863	3,735
Computers and software	296	296
Furniture and fixtures	511	511
Property and equipment, at cost	14,316	14,188
Less: accumulated depreciation	(5,721)	(4,685)
Property and equipment, net	$8,595	$9,503

Depreciation expense was $0.5 million and $1.0 million for the three and six months ended June 30, 2025 and 2024, respectively.

NOTE 8  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Accrued research and development costs	$5,254	$6,488
Accrued other	682	741
Total accrued other expenses	$5,936	$7,229

NOTE 9 SEGMENT REPORTING

There have been no changes in the Company’s assessment of the basis of segmentation or in the basis of measurement of segment profit or loss since the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2025.

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Contracted research expense	$19,017	$20,313	$40,316	$38,118
Personnel expense	10,894	8,002	21,518	15,735
Stock-based compensation expense	7,733	5,224	16,792	10,095
Other segment expense(a)	4,443	4,088	8,907	7,959
Depreciation	523	480	1,036	953
Segment net loss	(42,610)	(38,107)	(88,569)	(72,860)

Reconciliation of net loss
Interest income	6,495	6,610	11,656	12,838
Net Loss	$(36,115)	$(31,497)	$(76,913)	$(60,022)

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

We have incurred significant losses since the commencement of our operations. Our net losses were $36.1 million and $76.9 million for the three and six months ended June 30, 2025, respectively, and $31.5 million and $60.0 million for the three and six months ended June 30, 2024, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of June 30, 2025, we had an accumulated deficit of $455.5 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception to our initial public offering, private placements provided gross proceeds of $160.7 million, and, as of June 30, 2025, we generated net proceeds from our initial public offering, follow-on public offering, issuance of our common stock under an “at the market offering” program (the ATM Program), and the January 2024 and April 2025 underwritten registered direct offerings of $793.7 million. We believe that our existing cash and cash equivalents and marketable securities of $594.0 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

Macroeconomic and Geopolitical Developments

We are monitoring macroeconomic and geopolitical developments, such as inflation, instability in the banking and financial services sector, tightening of the credit markets, changes in the U.S. government administration and policy positions, international conflicts, public health pandemics, cybersecurity, sanctions, and changes in tariffs so that the Company can be prepared to react to new developments as they arise. The extent, severity, and duration of the impacts of these events and conditions on our business, operations and research and development timelines and plans cannot be predicted and will depend on numerous factors. For more information regarding the risks related to macroeconomic and geopolitical developments, see the section titled “Risk Factors” found elsewhere in this Quarterly Report.

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024	Change

	(in thousands)
Operating expenses:
Research and development	$33,558	$30,680	$2,878
General and administrative	9,052	7,427	1,625
Total operating expenses	42,610	38,107	4,503
Loss from operations
Interest income	6,495	6,610	(115)
Net loss	$36,115	$31,497	$4,618

Research and development expenses

The following table summarizes our research and development expenses:

	Three months ended June 30,
	2025	2024	Change

	(in thousands)
External research and development expenses:
Sevasemten clinical program	$13,018	$12,647	$371
EDG-7500 clinical program	3,099	5,077	(1,978)
Discovery and preclinical	2,612	2,548	64
Internal costs, including personnel related	14,829	10,408	4,421
Total research and development expenses	$33,558	$30,680	$2,878

Research and development expenses were $33.6 million and $30.7 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $2.9 million was attributed to the following:

●	an increase of $0.4 million in sevasemten clinical program expenses, which was primarily related to increased clinical activity in the MESA trial due to rollover of substantially all patients from the CANYON, ARCH, and DUNE trials, as well as increased site activation activity related to the rollover of patients from the GRAND CANYON pivotal cohort beginning in April 2025, increased clinical supply manufacturing to support the GRAND CANYON pivotal cohort and MESA trial compared to the same period in 2024, and clinical consulting spend to support sevasemten, which was partially offset by a decrease in clinical activity related to the completion of the ARCH trial in 2024;
●	a decrease in EDG-7500 clinical program expenses of $2.0 million primarily related to completion of our Phase 1 trial and a drug interaction study in 2024 for which there was no comparable activity in 2025, which was offset by continued site activation and patient enrollment for Part B and Part C and initiation of Part D of our multipart Phase 2 CIRRUS-HCM trial, for which only Part A was active in the comparable period in 2024;
●	an increase in discovery and preclinical expenses of $0.1 million as a result of additional nonclinical costs related to our EDG-003 program and other cardio-metabolic research; and
●	an increase in internal costs of $4.4 million, primarily related to personnel-related costs, including stock-based compensation, resulting from increased employee headcount to support the growth of our research and development programs.

General and administrative expenses

General and administrative expenses were $9.1 million and $7.4 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $1.6 million was primarily due to $1.4 million in increased personnel-related costs, including stock-based compensation, from increased headcount and $0.3 million in increased professional and consulting costs and other administrative costs.

Interest income

Interest income was $6.5 million and $6.6 million for the three months ended June 30, 2025 and 2024, respectively. The decrease in interest income was primarily due to lower average treasury yields during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, partially offset by higher average securities balances during the three months ended June 30, 2025.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024	Change

	(in thousands)
Operating expenses:
Research and development	$70,315	$58,374	$11,941
General and administrative	18,254	14,486	3,768
Total operating expenses	88,569	72,860	15,709
Loss from operations
Interest income	11,656	12,838	(1,182)
Net loss	$76,913	$60,022	$16,891

Research and development expenses

The following table summarizes our research and development expenses:

	Six months ended June 30,
	2025	2024	Change

	(in thousands)
External research and development expenses:
Sevasemten clinical program	$27,058	$24,767	$2,291
EDG-7500 clinical program	7,290	9,090	(1,800)
Discovery and preclinical	5,455	4,080	1,375
Internal costs, including personnel related	30,512	20,437	10,075
Total research and development expenses	$70,315	$58,374	$11,941

Research and development expenses were $70.3 million and $58.4 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $11.9 million was attributed to the following:

●	an increase of $2.3 million in sevasemten clinical program expenses, which was primarily related to a net increase in clinical activity in the MESA trial due to rollover of substantially all patients from the CANYON, ARCH, and DUNE trials, as well increased site activation activity related to the rollover of patients from the GRAND CANYON pivotal cohort beginning in April 2025;
●	a decrease in EDG-7500 clinical program expenses of $1.8 million primarily related to completion of our Phase 1 trial and a drug interaction study in 2024 for which there was no comparable activity in 2025, which was offset by continued site activation and patient enrollment for Part B and Part C and initiation of Part D of our multipart Phase 2 CIRRUS-HCM trial, for which only Part A was active in the comparable period in 2024;
●	an increase in discovery and preclinical expenses of $1.4 million as a result of additional nonclinical costs related to our EDG-003 program and other cardio-metabolic research; and
●	an increase in internal costs of $10.1 million, primarily related to personnel-related costs, including stock-based compensation, resulting from increased employee headcount to support the growth of our research and development programs.

General and administrative expenses

General and administrative expenses were $18.3 million and $14.5 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $3.8 million was primarily due to $3.0 million in increased personnel-related costs, including stock-based compensation, from increased headcount and $0.8 million in increased professional and consulting costs and other administrative costs.

Interest income

Interest income was $11.7 million and $12.8 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in interest income was primarily due to lower average treasury yields during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception to our initial public offering, private placements provided gross proceeds of $160.7 million, and, as of June 30, 2025, we generated net proceeds from our initial public offering, follow-on public offering, issuance of our common stock under the ATM Program, and the January 2024 and April 2025 underwritten registered direct offerings of $793.7 million. As of June 30, 2025, we had cash, cash equivalents and marketable securities in the amount of $594.0 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(70,448)	$(54,697)
Net cash used in investing activities	(118,268)	(230,940)
Net cash provided by financing activities	190,454	243,025
Net increase (decrease) in cash and cash equivalents	$1,738	$(42,612)

Operating activities

Cash used in operating activities during the six months ended June 30, 2025 was $70.4 million primarily driven by our net loss for the period of $76.9 million, and was also impacted by changes in operating assets and liabilities, which increased net working capital by $7.3 million. Cash used in operating activities was reduced by non-cash charges of $13.8 million relating to stock-based compensation expense of $16.8 million, accretion of discounts, net on marketable securities of $4.1 million, depreciation of $1.0 million, and amortization of right-of-use asset of $0.1 million.

Cash used in operating activities during the six months ended June 30, 2024 was $54.7 million primarily driven by our net loss for the period of $60.0 million, and was also impacted by changes in operating assets and liabilities which decreased net working capital by $0.9 million. Cash used in operating activities was reduced by non-cash charges of $4.5 million relating to stock-based compensation expense of $10.1 million, amortization of premium and accretion of discounts, net on marketable securities of $6.7 million, depreciation of $1.0 million and amortization of right-of-use asset of $0.1 million.

Investing activities

Cash used in investing activities during the six months ended June 30, 2025 amounted to $118.3 million, due to $385.9 million in purchases of marketable securities and $0.1 million for purchases of equipment, which was partially offset by $229.1 million in maturities of marketable securities and $38.7 million in sales of marketable securities.

Cash used in investing activities during the six months ended June 30, 2024 amounted to $230.9 million, which was due to $368.6 million in purchases of marketable securities and $0.5 million for purchases of equipment, which was partially offset by $136.4 million in maturities of marketable securities and $1.8 million in sales of marketable securities.

Financing activities

Cash provided by financing activities during the six months ended June 30, 2025 was $190.5 million, due to cash proceeds of $200.0 million from the April 2025 underwritten registered direct offering, $2.5 million in proceeds from the issuance of common stock upon exercise of stock options, $0.6 million in proceeds from the Company’s 2021 Employee Stock Purchase Plan (2021 ESPP), which was partially offset by $12.6 million for the payment of underwriting discounts and commissions and offering costs.

Cash provided by financing activities during the six months ended June 30, 2024 was $243.0 million, which was due to cash proceeds of $7.0 million from the ATM Program, $240.0 million from the underwritten registered direct offering, $3.5 million in proceeds from the issuance of common stock upon exercise of stock options, and $0.4 million in proceeds from the 2021 ESPP, which was partially offset by $7.9 million for the payment of underwriting commissions and offering costs.

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

Our short-term material cash requirements as of June 30, 2025 are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We have entered into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

Our long-term cash requirements as of June 30, 2025 includes our lease obligations. In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado which includes escalating rent payments and an 8.2 year term, plus our share of operating expenses. In February 2023, the lease was modified to occupy an additional 9,624 square feet of office space, with aggregate payments of approximately $1.5 million over the initial 7.3 year term, plus our share of operating expenses. As of June 30, 2025 our total operating lease liability balance is $4.4 million, of which $1.0 million is a current liability.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2025 and the notes to the financial statements appearing elsewhere in this Quarterly Report. During the three and six months ended June 30, 2025, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K filed on March 3, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2025 and December 31, 2024, we had cash, cash equivalents and marketable securities of $594.0 million and $470.2 million, respectively, primarily invested in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, asset-backed securities, commercial paper, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term available-for-sale marketable securities. Our available-for-sale marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. However, there can be no assurance that changes in interest rates will not have a material adverse impact on us in the future.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2025 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three and six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock and public offerings of our common stock. Our net loss was $36.1 million and $76.9 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, we had an accumulated deficit of $455.5 million. We are advancing sevasemten and EDG-7500 in clinical development. Our other programs, including EDG-003, are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of June 30, 2025, we had $594.0 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings. We additionally filed a prospectus supplement to the shelf registration statement and entered into a sales agreement with Leerink Partners LLC (Leerink Sales Agreement) on May 10, 2024, under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175.0 million from time to time, through an “at the market offering” program (Leerink ATM). Pursuant to the automatic shelf registration statement, on April 3, 2025, we closed an underwritten registered direct offering of 9,935,419 shares of our common stock for net proceeds of $187.1 million after deducting underwriting discounts and commissions and offering expenses. We have not yet offered or sold any shares of common stock related to the Leerink ATM. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Until such time, if ever, as we can generate substantial revenues, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. As summarized in the risk factor entitled, “We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.”, we have previously raised capital under our shelf registration statement that was filed on April 1, 2022 with the SEC that became effective on May 5, 2022 and was amended on January 19, 2024. On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings and entered into the Leerink Sales Agreement under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175.0 million from time to time, through the Leerink ATM. Pursuant to the automatic shelf registration statement, on April 3, 2025, we closed an underwritten registered direct offering of 9,935,419 shares of our common stock for net proceeds $187.1 million after deducting underwriting discounts and commissions and offering expenses.

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

We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, beginning in 2022, the Tax Act eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years, and this requirement may impact our effective tax rate and our cash tax liability in future years. On July 4, 2025, the U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, which makes a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development expenditures and permitting such deductions on a current basis. We are currently evaluating the full impact of the OBBB Act on us. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax (Pillar Two) that has been implemented by several countries in 2024 and is being considered for implementation by other jurisdictions. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that 1 U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. Any of these developments or changes in U.S. federal or state or non-U.S. tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

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

Sevasemten and EDG-7500 will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote sevasemten, EDG-7500, or any other product candidate before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. While we announced topline results from the Phase 2 CANYON trial of sevasemten in individuals with Becker, data from MESA, an open label extension that is providing continued access to individuals with Becker, and from Part A, Part B, and Part C of the Phase 2 CIRRUS-HCM trials of EDG-7500 in patients with obstructive hypertrophic cardiomyopathy (oHCM) and nonobstructive hypertrophic cardiomyopathy (nHCM), the FDA may disagree with our interpretation of the data and may require additional clinical testing before we can seek regulatory approval and begin commercialization, if at all.

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

●	receipt of feedback from regulatory authorities that requires us to modify the design of our clinical trials;
●	clinical trial observations or results that require us to modify the design of our clinical trials;
●	negative or inconclusive clinical trial results that may require us to conduct additional clinical trials or abandon certain drug development programs;
●	obtaining approval from one or more institutional review boards (IRB);
●	the number of patients required for clinical trials being larger than anticipated, enrollment in these clinical trials being slower than anticipated or participants dropping out of these clinical trials at a higher rate than anticipated;
●	any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	the suspension or termination of our clinical trials for various reasons, including non-compliance with regulatory requirements or a finding that our product candidates have undesirable side effects or other unexpected characteristics or risks;
●	changes to clinical trial protocol;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	the cost of clinical trials of our product candidates being greater than anticipated;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates being insufficient or inadequate;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMPs, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices (GCP) or other regulatory requirements;
●	third-party contractors not performing data collection or analysis in a timely or accurate manner;
●	interruptions resulting from geo-political actions, including war, such war and instability in the Middle East and other regional or geo-political conflicts given that the Company conducts trials internationally, including in Israel and certain countries in Europe and Australasia;

●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; and
●	regulators revising the requirements for approving our product candidates.

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

Patients in our ongoing and planned clinical trials may in the future suffer other adverse events or other side effects not observed in our preclinical studies or previous clinical trials. For example, in the single ascending dose (SAD) trial for sevasemten, dose limiting somnolence was observed at the 135 mg level. In addition, in the multiple ascending dose (MAD) trial for sevasemten, the most common adverse events were dizziness and somnolence, all of which were mild and transient. In the ARCH trial of sevasemten in adults with Becker, the most common adverse events were dizziness, fall, and arthralgia, which were mild and transient. No new safety concerns have been observed in either the adult or adolescent patient populations of the CANYON trial, including the GRAND CANYON pivotal cohort, or the MESA open label extension that is providing continued access to sevasemten to participants with Becker who were previously enrolled in ARCH, or completed CANYON, including the GRAND CANYON pivotal cohort, or DUNE. In Part B and Part C of the Phase 2 CIRRUS-HCM trial of EDG-7500 in participants with HCM, the most frequently reported adverse events were dizziness, upper respiratory tract infection and atrial fibrillation (AF), nearly all of which were considered mild to moderate in severity. Sevasemten or other product candidates may be used in pediatric populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if sevasemten is studied in combination with other therapies, it may exacerbate adverse events associated with the therapy. Patients treated with sevasemten or our other product candidates may also be undergoing other therapies which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses, which could occur either during the course of our clinical trials or after participating in such clinical trials.

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

For sevasemten trials, we completed our open-label ARCH trial (single site) and our CANYON Phase 2 clinical trial (multiple sites), as well as completed enrollment of the DUNE Phase 2 exercise challenge study (single site), GRAND CANYON, the pivotal cohort of our Phase 2 CANYON clinical trial in individuals with Becker (multiple sites), and the LYNX and FOX Phase 2 studies in Duchenne (multiple sites). We have also completed enrollment for an industry-sponsored, global, prospective registry investigating the natural history of adults with Becker aged 18 years and older. However, we may not be successful in achieving our goal of establishing natural history reference data points and identifying future eligibility for recruitment into our planned registrational trial in Becker. For EDG-7500 trials, we completed the Phase 1 trial in healthy subjects and the Part A single-dose arm in patients with oHCM and are continuing to enroll Part B and Part C in patients with oHCM and nHCM, as well as initiating enrollment of Part D of the multipart Phase 2 CIRRUS-HCM trial. However, we may experience difficulty with enrollment and/or maintenance of patients in Part B, Part C, or Part D of the Phase 2 trial.

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

With sevasemten, we expect to face competition from existing products and products in development. Approximately 70% of patients with Duchenne are treated with corticosteroids to manage the inflammatory component of the disease. Deflazacort and prednisone are FDA-approved corticosteroids and are marketed by multiple companies. In October 2023, the FDA granted AGAMREE (vamorolone) approval in Duchenne patients aged 2 years and older and Catalyst Pharmaceuticals, Inc. has commercialized this product in the United States following its North America exclusive license deal with Santhera.

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

In June 2023, the FDA approved Sarepta’s Biologics License Application seeking accelerated approval of their microdystrophin gene therapy, Elevidys (delandistrogene moxeparvovec), for the treatment of ambulant individuals with Duchenne between the ages of four to five years. In June 2024, the FDA granted Elevidys full approval for the treatment of ambulatory individuals aged 4 years and older, and accelerated approval for the treatment of non-ambulatory individuals aged 4 years and older. Other companies focused on developing genetic based therapies for Duchenne that target dystrophin mechanisms include Solid Biosciences Inc., Genethon, Dyne Therapeutics, Avidity Biosciences, REGENXBIO, Wave Life Sciences, and Entrada Therapeutics. Satellos Bioscience, Inc. is developing an orally administered small molecule drug designed to address deficits in muscle repair and regeneration, and is conducting a Phase 1b trial in adult patients with Duchenne. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics.

We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of Duchenne. In March 2024, the FDA approved Duvyzat (givinostat) for the treatment of Duchenne muscular dystrophy in patients aged six years and older. Moreover, in June 2021, Italfarmaco released top line Phase 2 data for givinostat in Becker. Givinostat did not show a significant difference in the primary endpoint compared to placebo. The future of this program in Becker is uncertain. In June 2025, Capricor Therapeutics, Inc. announced that the FDA has granted ODD to Deramiocel, the company’s lead cell therapy candidate, for the potential treatment of BMD.

With EDG-7500, we expect to face competition from existing products and products in development. Current pharmaceutical treatment is intended to improve diastolic filling in both oHCM and nHCM and reduce left ventricular outflow tract gradient in oHCM patients only. The goal of current therapies is to achieve meaningful symptom relief. Non-vasodilating beta blockers and non-dihydropyridine calcium channel blockers are the first-line therapies for symptomatic oHCM and nHCM patients. Commonly prescribed beta-blockers are atenolol, propranolol, and metoprolol. Verapamil and diltiazem are calcium channel blockers used in the treatment of symptomatic oHCM and nHCM. For oHCM patients who remain symptomatic, disopyramide (either Norpace, marketed by Pfizer, or a generic form marketed by several other companies) and/or Camzyos (mavacamten), a cardiac myosin inhibitor (CMI), may also be added.

In the field of emerging treatments for HCM, competitors include Bristol-Myers Squibb (BMS), Cytokinetics, Imbria Pharmaceuticals, Lexicon, and Celltrion. Cytokinetics is developing a CMI, aficamten (CK-274), for which positive oHCM Phase 3 results were announced in 2023. In December 2024, the FDA accepted the aficamten New Drug Application (NDA) with a Prescription Drug User Fee Act (PDUFA) target action date recently delayed from the original date of September 26, 2025 to December 26, 2025. In June 2023, Cytokinetics initiated another Phase 3 active-comparator clinical trial of aficamten compared to metoprolol in symptomatic oHCM patients. In the second quarter of 2024, BMS and Cytokinetics initiated a study of mavacamten and aficamten, respectively, in pediatric population with symptomatic oHCM. BMS and Cytokinetics are also exploring their respective CMIs in ongoing Phase 3 nHCM clinical trials. In April 2025, BMS reported that its Phase 3 study of mavacamten in nHCM failed to meet its dual primary endpoints. BMS is also developing a next generation CMI, MYK-224, for which a Phase 2 oHCM clinical trial is currently ongoing.

Non-myosin targeting drugs in development include ninerafaxstat/IMB-101(Imbria Pharmaceuticals), a partial fatty acid oxidation (pFOX) inhibitor, CT-G20 (Celltrion), an anti-arrhythmic cibenzoline succinate, and trientine dihydrochloride (Univar Solutions), a selective copper II chelator. In November 2023, Imbria announced Phase 2 nHCM topline results of ninerafaxstat, and in the second quarter of 2025, initiated a Phase 2b nHCM trial of ninerafaxstat. In the third quarter of 2024, Lexicon Pharmaceuticals initiated a Phase 3 trial of sotagliflozin, an SGLT1 and SGLT2 inhibitor, in patients with symptomatic oHCM and nHCM. We have limited knowledge of CT-G20’s Phase 1 oHCM trial status, while the trientine Phase 2 oHCM clinical trial is ongoing. A myosin binding protein C3-targeting gene therapy candidate, TN-201, is being developed by Tenaya Therapeutics for genetic HCM. TN-201 is currently in a Phase 1b/2 study for which interim results were announced in December 2024 with additional results presented at the 2025 American College of Cardiology Scientific Sessions. We are aware of several preclinical HCM programs including: JN-210, a microRNA activating gene therapy approach being developed by Jaan Biotherapeutics; HTX-001, an antisense oligonucleotide approach being developed by Haya Therapeutics for the treatment of nHCM; CDR348T and CDR641L, both are non-coding RNA-based therapies being developed by Cardior Pharmaceuticals (acquired by Novo Nordisk in May 2024). We are also aware of several early-stage preclinical HCM gene therapy assets being developed by DiNAQOR, DINA-003 and DINA-001, the latter in collaboration with BioMarin Pharmaceuticals (BMN-293/DINA-001). In August 2024, BioMarin announced the discontinuation of the development of BMN-293. We have limited knowledge of DiNAQOR’s future development plans for DINA-001/BMN-293. Another HCM gene therapy approach targeting cardiac troponin I3 (TNNI3), LX2022, is being developed by Lexeo Therapeutics. To the best of our knowledge, the program is currently in a preclinical stage.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. In sevasemten, on April 15, 2024, we announced positive two-year topline results from the ARCH open label trial of sevasemten in adults with Becker, on December 16, 2024, we announced positive topline data from the Phase 2 CANYON trial of sevasemten in individuals with Becker, and, on June 26, 2025, we announced encouraging topline data from our Phase 2 Duchenne trials, LYNX and FOX, and positive data from MESA, an open label extension trial that is providing continued access to sevasemten to participants with Becker who were previously enrolled in ARCH, or completed CANYON, including the GRAND CANYON pivotal cohort, or DUNE. In EDG-7500, on September 19, 2024, we announced positive topline data from the Phase 1 trial of EDG-7500 in healthy subjects and the Part A single-dose arm of the Phase 2 multipart CIRRUS-HCM trial in patients with oHCM and, on April 2, 2025, we announced positive topline results from Part B and Part C of the Phase 2 multipart CIRRUS-HCM trial in patients with oHCM and nHCM. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we are continuing to evaluate additional secondary and exploratory endpoints for our CANYON trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

The effort to identify patients with diseases we seek to treat is in early stages and we cannot accurately predict the number of patients for whom treatment might be possible. A newborn screening initiative was put into place with the goal of identifying and providing care for every child born with Duchenne muscular dystrophy and achieving Recommended Uniform Screening Panel (RUSP) status. An Ohio newborn screening (NBS) program was announced in April 2024 in which all newborns in the state of Ohio are screened for Duchenne. A newborn screening pilot program in New York State tested this and other aspects of a comprehensive newborn screening program at a large scale. The pilot was completed in October 2021 and screened more than 36,000 babies born in New York State over two years. Four babies were confirmed to have Duchenne/Becker muscular dystrophy, and one baby was identified as a carrier female. Two other pilot programs have been successfully conducted. In June 2022, Parent Project Muscular Dystrophy, a nonprofit organization leading the fight to end Duchenne, announced that the organization submitted a nomination package to add Duchenne to the RUSP to the Advisory Committee on Heritable Disorders in Newborns and Children (ACHDNC), initiating the review process. The review process typically takes more than a year and requires two key votes of experts in NBS to move forward. In February 2023, the first key vote took place and the ACHDNC decided that more information was needed before proceeding to the second vote. The work to finalize the required additional evidence was completed and a meeting was scheduled with the ACHDNC for May 8, 2025. However, the current administration dissolved the ACHDNC before the meeting took place, leaving the process for submission and vote uncertain. The RUSP still exists, and advocates are currently seeking to understand the pathway to present the evidence package and receive approval to add Duchenne/Becker to the RUSP. Additionally, advocates at the state level are working to add Duchenne/Becker to their state level NBS programs. Ohio and Minnesota are actively screening and Arizona, Massachusetts, and New York have passed legislation but screening has not started. There are 12 states with pending legislation or committee hearings and 34 states with no activity. Uncertainties remain, including, among other things, ascertaining the pathway for additions to the RUSP and the adequacy of the evidence package. Furthermore, even if Duchenne is added to the RUSP, all states may not be able to effectively implement a NBS program. This could reduce the identifiable patient population for the diseases we seek to treat and result in our therapies not being able to be initiated early in the course of the disease.

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

Further, under the new leadership at the HHS under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher program to companies supporting certain U.S. national health priorities and interests. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

Prior to seeking such accelerated approval, we will seek feedback from the FDA and will otherwise evaluate our ability to seek and receive such accelerated approval. For example, the FDA deemed the CANYON data alone insufficient for an accelerated approval of sevasemten. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation (e.g., breakthrough therapy designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. If HHS begins to set most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. Additionally, the OBBB Act includes provisions that will impact the United States healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. The OBBB Act also expanded the orphan drug exemptions under the Medicare Price Negotiation Program, including an amendment to exclude orphan designated drugs for one or more rare diseases or conditions, instead of only one disease/condition, with the initial price applicability year 2028 and after, from Medicare price negotiations, and providing that the time for measuring a former orphan drug’s eligibility for Medicare price negotiations will be calculated from the first day after the date of FDA approval for a non-orphan disease or condition, or an approval for which the drug does not have orphan drug designation. The expansion of the exemptions for orphan designated drugs from the Medicare Drug Price Negotiation Program is expected to provide greater incentives for the development of drugs for orphan diseases and conditions which could potentially increase our competition. We cannot predict the full impact of the OBBB Act, executive orders, and new laws focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as future legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

We expect that the ACA, OBBB Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicaid, Medicare, or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

Further, the UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover. On June 28, 2021, the European Commission issued an adequacy decision in respect of the UK’s data protection framework, allowing personal data transfers from EU member states to the UK to continue without requiring additional contractual or other measures. This decision is subject to renewal and may be revisited by the European Commission at any time. The United Kingdom has implemented modifications to its data protection framework in the UK Data (Use and Access) Act 2025, which was enacted on June 19, 2025. These amendments may impact the European Commission’s decision with respect to its adequacy decision regarding the UK’s data protection regime. In the medium and longer terms, the relationship between the UK and EU in relation to aspects of data protection law remains unclear, which exposes us to further compliance risk. The UK also has issued its own standard contractual clauses that are required to be implemented. We may incur liabilities, expenses, costs, and other operational losses relating to the GDPR, the UK GDPR, and other laws and regulations in the EEA and UK relating to privacy and data protection, including those of applicable EU member states in connection with any measures we take to comply with them.

In the United States, a broad variety of data protection laws and regulations may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with certain data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, establishes restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a California Privacy Protection Agency to implement and enforce the legislation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many of these laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted a Colorado Privacy Act (CPA) in June 2021 that went into effect on July 1, 2023, with enforcement commencing on the same date. The Colorado Attorney General released its rules implementing the CPA on March 15, 2023. Connecticut, Utah and Virginia have also enacted legislation similar to the CCPA and the CPA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Minnesota, New Hampshire, New Jersey, Nebraska and Tennessee have enacted similar legislation that has taken or will take effect in 2025; and Indiana, Kentucky and Rhode Island have enacted similar legislation that will take effect in 2026. The U.S. government also has instituted new rules, effective April 8, 2025, that prohibit or restrict transactions involving certain types and amounts of sensitive data between U.S. persons and foreign persons associated with specific countries of concern, including China. Among other things, these new rules require U.S. businesses to seek assurances from certain foreign parties with which they share sensitive data (under certain types of agreements) that those parties will not further share that data with parties in countries of concern.

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

As of June 30, 2025, we had 126 full-time employees. Of these employees, 97 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We, and our CROs, like other companies operating in today’s environment, are increasingly dependent on information systems, services and infrastructure, and information systems, services, and infrastructure owned, operated or maintained by third parties, to operate our business. In the ordinary course of our business, we collect, create, generate, process, transmit and store large amounts of sensitive information, including personal information, proprietary information such as trade secrets, and other sensitive data. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of our information systems and the information contained therein. We have incurred costs to establish a cybersecurity risk management program, including through the implementation of security measures in an effort to protect systems that store our information. However, despite the implementation of those security measures and the implementation of our cybersecurity risk management program, given the size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials), service providers, suppliers, and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, technical errors, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, service providers, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise the confidentiality, integrity, or availability of our information systems or the information contained therein, or otherwise availability or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. For example, in 2019, one of our CROs experienced a cybersecurity breach which resulted in unauthorized access to certain of our preclinical data. Additionally, in 2023, one of our CROs experienced a cyber-attack for which an investigation found that no unauthorized access to Edgewise data occurred in connection with this event.

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

We also face indirect technology, cybersecurity, and operational risks relating to CROs, consultants, suppliers, and other third parties with whom we do business or upon whom we rely, or whose technology on which we rely, to facilitate or enable our business activities. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns in systems or will prevent, or have prevented, other cyber incidents that could disrupt our programs and operations and the development of our product candidates or result in loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our systems and data and other data processed or maintained on our behalf or other assets, any of which could have a material adverse effect upon our reputation, business, operations or financial condition. Any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure, dissemination, or other processing of, personal information, including personal information regarding our clinical trial subjects or employees, or the perception that any such event has occurred, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, cause us to incur costs, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Our business is subject to risks associated with business operations we conduct internationally, as well as indirect impacts from our relationships with collaborators, partners, or contractors who conduct business internationally. For example, we are currently studying sevasemten in Phase 2 trials, which are being held in U.S. and Israel and in certain countries in Europe and Australasia. We may seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

As of June 30, 2025, our executive officers, directors, affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 21.9% of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Use of Proceeds from the 2025 Underwritten Registered Direct Offering

On April 3, 2025, we closed an underwritten registered direct offering pursuant to an automatic shelf registration statement on Form S-3ASR (File No. 333-279299) with the SEC that became effective on May 10, 2024, of 9,935,419 shares of common stock at a public offering price of $20.13 per share. The aggregate gross proceeds from the underwritten registered direct offering were $200.0 million, and the net proceeds were $187.1 million, after deducting underwriting discounts and commissions of $12.0 million and offering expenses of $0.9 million.

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

Item 5. Other Information

Director and Officer Trading Arrangements

During the last fiscal quarter, the following directors and “officers,” as defined in Rule 16a-1(f) of the Exchange Act, terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in item 408 of Regulation S-K:

On April 3, 2025, Marc Semigran, our former Chief Development Officer, terminated a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 75,000 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was until December 31, 2025, or earlier if all transactions under the trading arrangement were completed.

On June 11, 2025, Alan Russell, our Chief Scientific Officer and Director, terminated a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 300,000 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was until September 30, 2025, or earlier if all transactions under the trading arrangement were completed.

No other directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in item 408 of Regulation S-K, during the last fiscal quarter.

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

Date: August 7, 2025

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ R. Michael Carruthers
Name:	R. Michael Carruthers
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)