Form 10-Q
period 2025-09-30
Edgewise Therapeutics, Inc.
filed 2025-11-06
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, there were 105,868,434 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “likely,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the safety and efficacy, and the ability of our preclinical studies and clinical trials to demonstrate the safety and efficacy, of our product candidates, and other positive results;
●	our ability to utilize our proprietary drug discovery platform to develop a pipeline of product candidates to address muscle diseases;
●	the timing, progress and results of preclinical studies and clinical trials for sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, potential registrational studies or cohorts and our research and development programs;
●	the timing, scope and likelihood of domestic and foreign regulatory filings and approvals, including timing of final U.S. Food & Drug Administration (FDA) approval of or Investigational New Drugs of sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and any other future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization, operations and marketing capabilities, relationships with other businesses and other business strategies, systems and relationships;
●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
●	the need to hire additional personnel and our ability to attract and retain such personnel;
●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting and our expectations regarding the implementation of newborn screening for muscular dystrophy;
●	our expectations regarding the approval and use of our product candidates in combination with other drugs;
●	our competitive position and the success of competing product candidates and therapies that are or may become available;
●	the ability of our programs to offer opportunities for us to expand into other severe muscle diseases;
●	our estimates of the number of patients that we will enroll in our clinical trials;

●	our estimates relating to the timing of completing enrollment for our clinical trials and natural history study;
●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects, of our product candidates;
●	our ability to obtain and maintain regulatory approval of our product candidates, and the timing or likelihood of regulatory filings and approvals, including our expectations to maintain the Orphan Drug Designation (ODD) and Rare Pediatric Disease Designation (RPDD) for sevasemten and our expectation to seek special designations for our other product candidates;
●	our plans relating to the further development of our product candidates, including additional indications we may pursue;
●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;
●	our expectations regarding the impact of public health pandemics on our business;
●	our expectations regarding the impact of changes in the U.S. government administration and policy positions;
●	our expectations regarding the impact of Russia’s war with Ukraine, and war and instability in the Middle East on our business;
●	our expectations regarding the impact of instability in the U.S. banking and financial services sector and other macroeconomic trends;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	our continued reliance on third parties to conduct additional preclinical studies and planned clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
●	our relationships with patient advocacy groups, key opinion leaders, regulators, the research community and payors;
●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	the pricing and reimbursement of sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, if approved;
●	the rate and degree of market acceptance and clinical utility of sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing which may be impacted by many factors including inflation;
●	our financial performance;

●	the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements; and
●	the impact of laws and regulations.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

EDGEWISE THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	As of	As of
	September 30,	December 31,
	2025	2024
Assets	(unaudited)
Current assets
Cash and cash equivalents	$46,003	$41,666
Marketable securities, available for sale	517,337	428,504
Prepaid expenses and other assets	10,560	5,313
Total current assets	573,900	475,483

Property and equipment, net	8,129	9,503
Operating lease right-of-use asset	1,437	1,569
Other non-current assets	—	262

Total assets	$583,466	$486,817

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$6,157	$5,579
Accrued compensation	7,998	10,056
Accrued other expenses	6,483	7,229
Operating lease liability, current portion	1,008	996
Total current liabilities	21,646	23,860
Operating lease liability, net of current portion	3,173	3,741

Total liabilities	24,819	27,601

Commitments and contingencies (see note 5)

Stockholders' equity:
Preferred stock, $.0001 par value per share; 200,000,000 shares authorized and no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 105,761,949 shares and 94,838,466 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	10	9
Additional paid-in capital	1,054,091	837,363
Accumulated other comprehensive income	701	420
Accumulated deficit	(496,155)	(378,576)
Total stockholders' equity	558,647	459,216

Total liabilities and stockholders' equity	$583,466	$486,817

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Operating expenses
Research and development	$37,480	$32,222	$107,795	$90,596
General and administrative	9,378	8,210	27,632	22,696
Total operating expenses	46,858	40,432	135,427	113,292

Loss from operations	(46,858)	(40,432)	(135,427)	(113,292)

Other income
Interest income	6,192	6,303	17,848	19,141
Total other income	6,192	6,303	17,848	19,141

Net loss	(40,666)	(34,129)	(117,579)	(94,151)

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	497	2,105	281	952
Total comprehensive loss	$(40,169)	$(32,024)	$(117,298)	$(93,199)

Net loss per share, basic and diluted	$(0.39)	$(0.36)	$(1.15)	$(1.03)
Weighted-average shares outstanding, basic and diluted	105,492,779	93,813,346	101,892,400	91,639,964

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2023	70,453,342	$7	$563,487	$99	$(244,763)	$318,830
Issuance of common stock, net of offering costs	22,450,206	2	238,797	—	—	238,799
Exercise of stock options	380,980	—	1,926	—	—	1,926
Stock-based compensation	—	—	4,871	—	—	4,871
Other comprehensive loss	—	—	—	(960)	—	(960)
Net loss	—	—	—	—	(28,525)	(28,525)
Balance as of March 31, 2024	93,284,528	$9	$809,081	$(861)	$(273,288)	$534,941
Exercise of stock options and vesting of restricted stock	283,039	—	1,577	—	—	1,577
Purchase of common stock under Employee Stock Purchase Plan	75,774	—	422	—	—	422
Stock-based compensation	—	—	5,224	—	—	5,224
Other comprehensive loss	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	(31,497)	(31,497)
Balance as of June 30, 2024	93,643,341	$9	$816,304	$(1,054)	$(304,785)	$510,474
Exercise of stock options	765,570	—	3,547	—	—	3,547
Stock-based compensation	—	—	6,880	—	—	6,880
Other comprehensive income	—	—	—	2,105	—	2,105
Net loss	—	—	—	—	(34,129)	(34,129)
Balance as of September 30, 2024	94,408,911	$9	$826,731	$1,051	$(338,914)	$488,877

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2024	94,838,466	$9	$837,363	$420	$(378,576)	$459,216
Exercise of stock options	367,217	—	2,261	—	—	2,261
Stock-based compensation	—	—	9,059	—	—	9,059
Other comprehensive loss	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(40,798)	(40,798)
Balance as of March 31, 2025	95,205,683	$9	$848,683	$401	$(419,374)	$429,719
Issuance of common stock, net of offering costs	9,935,419	1	187,100	—	—	187,101
Exercise of stock options and vesting of restricted stock	151,535	—	233	—	—	233
Purchase of common stock under Employee Stock Purchase Plan	48,659	—	597	—	—	597
Stock-based compensation	—	—	7,733	—	—	7,733
Other comprehensive loss	—	—	—	(197)	—	(197)
Net loss	—	—	—	—	(36,115)	(36,115)
Balance as of June 30, 2025	105,341,296	$10	$1,044,346	$204	$(455,489)	$589,071
Exercise of stock options and vesting of restricted stock	420,653	—	1,660	—	—	1,660
Stock-based compensation	—	—	8,085	—	—	8,085
Other comprehensive income	—	—	—	497	—	497
Net loss	—	—	—	—	(40,666)	(40,666)
Balance as of September 30, 2025	105,761,949	$10	$1,054,091	$701	$(496,155)	$558,647

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(117,579)	$(94,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,559	1,492
Stock-based compensation	24,877	16,975
Accretion of discount on marketable securities, net	(6,182)	(9,943)
Amortization of right-of-use asset	132	169
Changes in assets and liabilities:
Prepaid expenses and other assets	(5,248)	1,705
Accounts payable	575	1,645
Accrued compensation	(2,058)	491
Accrued other expenses and other liabilities	(745)	60
Lease liability	(555)	(514)
Net cash used in operating activities	(105,224)	(82,071)

Cash flows from investing activities
Purchases of marketable securities	(452,941)	(413,877)
Sales of marketable securities	51,452	12,720
Maturities of marketable securities	319,120	196,617
Purchases of property and equipment	(183)	(1,038)
Net cash used in investing activities	(82,552)	(205,578)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	187,362	239,147
Exercise of stock options	4,153	7,050
Payment of deferred offering costs	—	(262)
Proceeds from Employee Stock Purchase Plan	598	423
Net cash provided by financing activities	192,113	246,358

Net change in cash and cash equivalents	4,337	(41,291)
Cash and cash equivalents at beginning of period	41,666	86,097
Cash and cash equivalents at end of period	$46,003	$44,806
Supplemental disclosures of non-cash investing and financing activities:
Reduction to right-of-use due to tenant improvement receivable	$—	$460
Property and equipment purchases included in accounts payable	$47	$204

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1  DESCRIPTION OF BUSINESS

Organization and Description of Business

Edgewise Therapeutics, Inc. (the Company) was incorporated as a Delaware corporation in May 2017, and is headquartered in Boulder, Colorado. The Company is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for severe muscle diseases for which there is significant unmet medical need.

The Company’s lead product candidates are sevasemten and EDG-7500: sevasemten is an orally administered fast skeletal myosin inhibitor designed to protect against contraction-induced muscle damage in muscular dystrophies currently being studied in multiple Phase 2 trials in Becker muscular dystrophy (Becker) and Duchenne muscular dystrophy (Duchenne), which are being held in the U.S., Israel, and certain countries in Europe and Australasia, and EDG-7500 is a novel, oral, selective, cardiac sarcomere modulator, specifically designed to slow early contraction velocity and address impaired cardiac relaxation associated with hypertrophic cardiomyopathy (HCM) and other diseases of diastolic dysfunction currently being studied in a multipart Phase 2 trial for the potential treatment of obstructive and nonobstructive HCM.

The Company is also developing EDG-15400, currently in a Phase 1 trial of healthy adults with the future disease target of heart failure with preserved ejection fraction (HFpEF), and using its proprietary drug discovery platform to develop a pipeline of precision medicine product candidates that target key muscle proteins and modulators to address a broad array of serious muscle disorders.

Risks and Uncertainties

The board of directors of the Company discusses with management macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, the impact of changes in the U.S. government administration and policy positions, the U.S. federal government shutdown, international conflicts, public health pandemics, cybersecurity, sanctions, and changes in tariffs so that the Company can be prepared to react to new developments as they arise. The board of directors and the management of the Company are carefully monitoring these developments and the resulting economic impact on its financial condition and results of operations.

Liquidity and Capital Resources

The Company has an accumulated deficit of $496.2 million and cash, cash equivalents and marketable securities of $563.3 million as of September 30, 2025. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $563.3 million of cash, cash equivalents and marketable securities on hand as of September 30, 2025 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of September 30, 2025
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$45,818	$—	$—	$45,818
Marketable securities, available for sale:
Asset-backed securities	Level 2	56,491	96	—	56,587
Corporate debt securities	Level 2	194,751	358	(3)	195,106
Commercial paper	Level 2	42,320	12	—	42,332
U.S. government treasury and agency securities	Level 2	223,074	245	(7)	223,312
Total		$562,454	$711	$(10)	$563,155

	As of December 31, 2024
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$41,474	$—	$—	$41,474
Marketable securities, available for sale:
Asset-backed securities	Level 2	50,262	69	—	50,331
Corporate debt securities	Level 2	193,769	179	(81)	193,867
Commercial paper	Level 2	10,432	3	—	10,435
U.S. government treasury and agency securities	Level 2	173,621	279	(29)	173,871
Total		$469,558	$530	$(110)	$469,978

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, and U.S. government treasury and agency securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. There were no transfers of financial assets between Level 1, Level 2, or Level 3, during the periods presented. As of September 30, 2025, the remaining contractual maturities of $469.2 million of marketable securities were less than one year and $47.4 million of marketable securities were between 1 and 2 years.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at September 30, 2025 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

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

NOTE 3  PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of September 30, 2025, the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

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

The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. An RSU represents the right to receive one share of common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant and vest over 2 to 4 years. A total of 5,040,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve increases by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of September 30, 2025, there were 2,593,910 shares available for future issuance under the 2021 Plan.

During the nine months ended September 30, 2025, under the 2021 Plan, the Company issued 3,295,606 stock options with a fair value of $35.3 million that vest over a weighted average period of 3.8 years and 844,245 RSUs with a fair value of $12.1 million that vest over a weighted average period of 3.9 years.

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

In accordance with the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by the Nasdaq Listing Rules, in connection with a merger or acquisition. The vesting of stock options is stated in each individual grant agreement, which is generally four years, and expires 10 years after the date of grant. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant and vests over 4 years. As of September 30, 2025, there were 1,632,250 shares available for future issuance under the Inducement Plan.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vested monthly over a four-year period and expire 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of September 30, 2025, 1,247,365 options were both outstanding and exercisable. 109,415 options were exercised during the nine months ended September 30, 2025.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (2021 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. A total of 504,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 ESPP. The number of shares available for issuance under the 2021 ESPP increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 1,008,000 shares, (2) one percent (1%) of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of September 30, 2025, the Company has reserved for issuance 2,927,132 shares of common stock pursuant to the 2021 ESPP.

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

Total stock-based compensation expense related to all equity plans, including Founder Stock Options was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and development	$4,556	$3,884	$14,912	$9,508
General and administrative	3,529	2,996	9,965	7,467
Total stock-based compensation expense	$8,085	$6,880	$24,877	$16,975

NOTE 5  COMMITMENTS AND CONTINGENCIES

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three and nine months ended September 30, 2025 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2025.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net loss	$(40,666)	$(34,129)	$(117,579)	$(94,151)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	105,492,779	93,813,346	101,892,400	91,639,964
Net loss per share, basic and diluted	$(0.39)	$(0.36)	$(1.15)	$(1.03)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	18,235,885	16,891,674	17,290,321	16,123,873
Unvested restricted stock units	937,687	386,465	748,091	224,615
Total	19,173,572	17,278,139	18,038,412	16,348,488

NOTE 7  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Leasehold improvements	$9,646	$9,646
Laboratory equipment	3,920	3,735
Computers and software	296	296
Furniture and fixtures	511	511
Property and equipment, at cost	14,373	14,188
Less: accumulated depreciation	(6,244)	(4,685)
Property and equipment, net	$8,129	$9,503

Depreciation expense was $0.5 million and $1.6 million for three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.5 million three and nine months ended September 30, 2024, respectively.

NOTE 8  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Accrued research and development costs	$5,769	$6,488
Accrued other	714	741
Total accrued other expenses	$6,483	$7,229

NOTE 9 SEGMENT REPORTING

There have been no changes in the Company’s assessment of the basis of segmentation or in the basis of measurement of segment profit or loss since the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2025.

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Contracted research expense	$22,623	$20,211	$62,939	$58,328
Personnel expense	11,079	8,650	32,596	24,385
Stock-based compensation expense	8,085	6,881	24,877	16,976
Other segment expense(a)	4,548	4,152	13,456	12,112
Depreciation	523	538	1,559	1,491
Segment net loss	(46,858)	(40,432)	(135,427)	(113,292)

Reconciliation of net loss
Interest income	6,192	6,303	17,848	19,141
Net Loss	$(40,666)	$(34,129)	$(117,579)	$(94,151)

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

Overview

Since our inception in 2017, our precision medicine muscle platform has generated several programs to address a variety of muscle diseases. We are advancing multiple clinical-stage programs in muscular dystrophies and severe cardiac diseases, as well as a number of preclinical programs. Our muscular dystrophy program includes sevasemten, an orally administered fast skeletal myosin inhibitor designed to protect against contraction-induced muscle damage and is currently being studied in multiple Phase 2 clinical trials in Becker muscular dystrophy (Becker) and Duchenne muscular dystrophy (Duchenne), including an ongoing pivotal cohort trial in patients with Becker. Our cardiovascular program includes novel, oral, selective cardiac sarcomere modulators EDG-7500 and EDG-15400. EDG-7500 is currently being studied in a multipart Phase 2 trial in both obstructive and non-obstructive hypertrophic cardiomyopathy (HCM). EDG-15400 is currently in a Phase 1 trial of healthy adults with the future disease target of heart failure with preserved ejection fraction (HFpEF). We are also continuing to advance our preclinical exploration, including novel cardiometabolic targets. The entire team at Edgewise is dedicated to our mission: changing the lives of patients and families affected by serious muscle diseases.

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

We have incurred significant losses since the commencement of our operations. Our net losses were $40.7 million and $117.6 million for the three and nine months ended September 30, 2025, respectively, and $34.1 million and $94.2 million for the three and nine months ended September 30, 2024, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of September 30, 2025, we had an accumulated deficit of $496.2 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception to our initial public offering, private placements provided gross proceeds of $160.7 million, and, as of September 30, 2025, we generated net proceeds from our initial public offering, follow-on public offering, issuance of our common stock under an “at the market offering” program (the ATM Program), and the January 2024 and April 2025 underwritten registered direct offerings of $793.7 million. We believe that our existing cash and cash equivalents and marketable securities of $563.3 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

Macroeconomic and Geopolitical Developments

We are monitoring macroeconomic and geopolitical developments, such as inflation, instability in the banking and financial services sector, tightening of the credit markets, changes in the U.S. government administration and policy positions, the U.S federal government shutdown, international conflicts, public health pandemics, cybersecurity, sanctions, and changes in tariffs so that the Company can be prepared to react to new developments as they arise. The extent, severity, and duration of the impacts of these events and conditions on our business, operations and research and development timelines and plans cannot be predicted and will depend on numerous factors. For more information regarding the risks related to macroeconomic and geopolitical developments, see the section titled “Risk Factors” found elsewhere in this Quarterly Report.

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

The majority of these expenses have been incurred to advance our lead product candidates, sevasemten and EDG-7500. We expect that significant additional spending will be required to progress these, EDG-15400, and other potential discoveries through the remainder of the clinical development phases. These expenses will primarily consist of expenses for the administration of clinical trials as well as manufacturing costs for clinical material supply.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. We are currently conducting four Phase 2 clinical trials with sevasemten for people with muscular dystrophy (CANYON, LYNX, FOX and DUNE), including a potentially registrational, or pivotal cohort, in individuals with Becker (GRAND CANYON) as part of the CANYON trial, a multipart Phase 2 trial with EDG-7500 for people with HCM (CIRRUS-HCM), and a Phase 1 trial with EDG-15400 of healthy adults with the future disease target of HFpEF. As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program through clinical trials and additional product candidates; continue to develop our proprietary drug discovery platform; continue to discover and develop additional product candidates; and hire additional personnel.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025	2024	Change

	(in thousands)
Operating expenses:
Research and development	$37,480	$32,222	$5,258
General and administrative	9,378	8,210	1,168
Total operating expenses	46,858	40,432	6,426
Loss from operations
Interest income	6,192	6,303	(111)
Net loss	$40,666	$34,129	$6,537

Research and development expenses

The following table summarizes our research and development expenses:

	Three months ended September 30,
	2025	2024	Change

	(in thousands)
External research and development expenses:
Sevasemten clinical program	$13,570	$13,119	$451
EDG-7500 clinical program	4,487	4,118	369
EDG-15400 clinical program	2,952	—	2,952
Discovery and preclinical	1,627	3,040	(1,413)
Internal costs, including personnel related	14,844	11,945	2,899
Total research and development expenses	$37,480	$32,222	$5,258

Research and development expenses were $37.5 million and $32.2 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $5.3 million was attributed to the following:

●	an increase of $0.5 million in sevasemten clinical program expenses, which was primarily related to increased clinical activity in the MESA trial due to the continued rollover of patients from the GRAND CANYON pivotal cohort beginning in April 2025, offset by decreases in the CANYON, ARCH, and DUNE trials due to rollover of substantially all patients from these trials into MESA. Additional increases in sevasemten clinical program expenses compared to the same period in 2024 were due to fully enrolling the GRAND CANYON pivotal cohort in February 2025;
●	an increase in EDG-7500 clinical program expenses of $0.4 million primarily related to continued patient activity for Part B and Part C and site activation and patient enrollment of Part D of our multipart Phase 2 CIRRUS-HCM trial, for which only Part A was active in the comparable period in 2024, which was offset by completion of our Phase 1 trial in 2024 for which there was no comparable activity in 2025;
●	an increase in EDG-15400 clinical program expenses of $3.0 million which are now shown separately in the above table due to advancing into a Phase 1 trial in the third quarter of 2025. These expenses include clinical trial and nonclinical costs, as well as manufacturing costs to support current and future trials;
●	a decrease in discovery and preclinical expenses of $1.4 million primarily driven by EDG-15400 costs, now shown separately, which were a significant portion of the discovery and preclinical expenses along with other costs from the EDG-003 program during the comparable period in 2024; and

●	an increase in internal costs of $2.9 million, primarily related to personnel-related costs, including stock-based compensation, resulting from increased employee headcount to support the growth of our research and development programs.

General and administrative expenses

General and administrative expenses were $9.4 million and $8.2 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $1.2 million was primarily due to increased personnel-related costs, including stock-based compensation, from increased headcount.

Interest income

Interest income was $6.2 million and $6.3 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $0.1 million was primarily due to lower average treasury yields during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, partially offset by higher average securities balances during the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024	Change

	(in thousands)
Operating expenses:
Research and development	$107,795	$90,596	$17,199
General and administrative	27,632	22,696	4,936
Total operating expenses	135,427	113,292	22,135
Loss from operations
Interest income	17,848	19,141	(1,293)
Net loss	$117,579	$94,151	$23,428

Research and development expenses

The following table summarizes our research and development expenses:

	Nine months ended September 30,
	2025	2024	Change

	(in thousands)
External research and development expenses:
Sevasemten clinical program	$40,628	$37,886	$2,742
EDG-7500 clinical program	11,777	13,208	(1,431)
EDG-15400 clinical program	2,952	—	2,952
Discovery and preclinical	7,082	7,120	(38)
Internal costs, including personnel related	45,356	32,382	12,974
Total research and development expenses	$107,795	$90,596	$17,199

Research and development expenses were $107.8 million and $90.6 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $17.2 million was attributed to the following:

●	an increase of $2.7 million in sevasemten clinical program expenses, which was primarily related to a net increase in clinical activity in the MESA trial due to rollover of substantially all patients from the

CANYON, ARCH, and DUNE trials, and patients from the GRAND CANYON pivotal cohort beginning in April 2025. Additional increases in sevasemten clinical program expenses compared to the same period in 2024 were due to fully enrolling the GRAND CANYON pivotal cohort in February 2025;
●	a decrease in EDG-7500 clinical program expenses of $1.4 million primarily related to completion of our Phase 1 trial and a drug interaction study in 2024 for which there was no significant comparable activity in 2025, which was offset by continued patient activity for Part B and Part C and site activation and patient enrollment of Part D of our multipart Phase 2 CIRRUS-HCM trial, for which only Part A was active in the comparable period in 2024;
●	an increase in EDG-15400 clinical program expenses of $3.0 million which are now shown separately in the above table due to advancing into a Phase 1 trial in the third quarter of 2025. These expenses include clinical trial and nonclinical costs, as well as manufacturing costs to support current and future trials;
●	discovery and preclinical expenses were substantially the same between the comparative periods. This was primarily driven by a decrease in EDG-15400 related costs, now shown separately, which were a significant portion of the discovery and preclinical expenses in the comparable period in 2024, offset by additional nonclinical costs related to our EDG-003 cardiometabolic program; and
●	an increase in internal costs of $13.0 million, primarily related to personnel-related costs, including stock-based compensation, resulting from increased employee headcount to support the growth of our research and development programs.

General and administrative expenses

General and administrative expenses were $27.6 million and $22.7 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $4.9 million was primarily due to $4.2 million in increased personnel-related costs, including stock-based compensation, from increased headcount and $0.7 million in increased professional and consulting costs and other administrative costs.

Interest income

Interest income was $17.8 million and $19.1 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $1.3 million was primarily due to lower average treasury yields during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, partially offset by higher average securities balances during the nine months ended September 30, 2025.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception to our initial public offering, private placements provided gross proceeds of $160.7 million, and, as of September 30, 2025, we generated net proceeds from our initial public offering, follow-on public offering, issuance of our common stock under the ATM Program, and the January 2024 and April 2025 underwritten registered direct offerings of $793.7 million. As of September 30, 2025, we had cash, cash equivalents and marketable securities in the amount of $563.3 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(105,224)	$(82,071)
Net cash used in investing activities	(82,552)	(205,578)
Net cash provided by financing activities	192,113	246,358
Net increase (decrease) in cash and cash equivalents	$4,337	$(41,291)

Operating activities

Cash used in operating activities during the nine months ended September 30, 2025 was $105.2 million primarily driven by our net loss for the period of $117.6 million, and was also impacted by changes in operating assets and liabilities, which increased net working capital by $8.0 million. Cash used in operating activities was reduced by non-cash charges of $20.4 million relating to stock-based compensation expense of $24.9 million, accretion of discounts, net on marketable securities of $6.2 million, depreciation of $1.6 million, and amortization of right-of-use asset of $0.1 million.

Cash used in operating activities during the nine months ended September 30, 2024 was $82.1 million primarily driven by our net loss for the period of $94.2 million, and was also impacted by changes in operating assets and liabilities which decreased net working capital by $3.4 million. Cash used in operating activities was reduced by non-cash charges of $8.7 million relating to stock-based compensation expense of $17.0 million, amortization of premium and accretion of discounts, net on marketable securities of $9.9 million, depreciation of $1.5 million and amortization of right-of-use asset of $0.2 million.

Investing activities

Cash used in investing activities during the nine months ended September 30, 2025 amounted to $82.6 million, due to $452.9 million in purchases of marketable securities and $0.2 million for purchases of equipment, which was partially offset by $319.1 million in maturities of marketable securities and $51.5 million in sales of marketable securities.

Cash used in investing activities during the nine months ended September 30, 2024 amounted to $205.6 million, which was due to $413.9 million in purchases of marketable securities and $1.0 million for purchases of equipment, which was partially offset by $196.6 million in maturities of marketable securities and $12.7 million in sales of marketable securities.

Financing activities

Cash provided by financing activities during the nine months ended September 30, 2025 was $192.1 million, due to cash proceeds of $200.0 million from the April 2025 underwritten registered direct offering, $4.2 million in proceeds from the issuance of common stock upon exercise of stock options, $0.6 million in proceeds from the Company’s 2021 Employee Stock Purchase Plan (2021 ESPP), which was partially offset by $12.6 million for the payment of underwriting discounts and commissions and offering costs.

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

Our short-term material cash requirements as of September 30, 2025 are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We have entered into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

Our long-term cash requirements as of September 30, 2025 includes our lease obligations. In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado which includes escalating rent payments and an 8.2 year term, plus our share of operating expenses. In February 2023, the lease was modified to occupy an additional 9,624 square feet of office space, with aggregate payments of approximately $1.5 million over the initial 7.3 year term, plus our share of operating expenses. As of September 30, 2025 our total operating lease liability balance is $4.2 million, of which $1.0 million is a current liability.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2025 and the notes to the financial statements appearing elsewhere in this Quarterly Report. During the three and nine months ended September 30, 2025, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K filed on March 3, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2025 and December 31, 2024, we had cash, cash equivalents and marketable securities of $563.3 million and $470.2 million, respectively, primarily invested in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, asset-backed securities, commercial paper, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term available-for-sale marketable securities. Our available-for-sale marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. However, there can be no assurance that changes in interest rates will not have a material adverse impact on us in the future.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2025 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three and nine months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:

●	We have a limited operating history and while we are moving toward becoming a commercial-ready biopharmaceutical company, some of our product candidates are early in development and we have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.
●	We have not generated any revenue to date, have incurred significant net losses since our inception, and expect to continue to incur significant net losses for the foreseeable future.
●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates, if approved.
●	We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We are substantially dependent on the success of our lead product candidates, sevasemten and EDG-7500. If we are unable to complete further development of, obtain approval for and commercialize sevasemten or EDG-7500 for one or more indications in a timely manner, our business will be harmed.
●	In addition to sevasemten and EDG-7500, our prospects depend in part upon developing and commercializing EDG-15400 and product candidates from our EDG-003 cardiometabolic discovery program and discovering, developing and commercializing product candidates in future programs, which may fail or suffer delays that adversely affect their commercial viability.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the FDA, European Medicines Agency (EMA) or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	Our product candidates may cause serious adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.
●	If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.
●	We have limited resources and are currently focusing the majority of our efforts on developing sevasemten and EDG-7500 for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.
●	We face significant competition and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted.
●	Interim, topline and preliminary data from our clinical trials that we announce or publish may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We may not be successful in our efforts to develop a proprietary drug discovery platform to build a pipeline of product candidates.
●	We may develop sevasemten and potentially other programs in combination with other therapies, which would expose us to additional risks.
●	The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.
●	Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.
●	Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
●	The patient population suffering from Duchenne muscular dystrophy (Duchenne), Becker muscular dystrophy (Becker) and Limb-girdle muscular dystrophy (LGMD) is small and has not been established with precision. If the actual number of patients is smaller than we estimate, our revenue and ability to achieve profitability may be adversely affected. Because the target patient populations of our programs are small and the addressable patient population may be even smaller, we must be able to successfully identify patients and capture a significant market share to achieve profitability and growth.
●	The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval of our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.
●	Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.
●	Our success depends on our ability to protect our intellectual property and our proprietary technologies.

●	We rely, and expect to continue to rely, on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies, which may harm our business.
●	We contract with third parties for the production of sevasemten, EDG-7500, and EDG-15400 for our ongoing clinical trials and the production of product candidates from our EDG-003 cardiometabolic discovery program for our ongoing preclinical studies, and expect to continue to do so for additional clinical trials, preclinical studies and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	Our reliance on third parties may require us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
●	If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

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

We are a clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are developing precision medicines for rare neuromuscular diseases which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. We commenced operations in 2017, and while we are moving toward becoming a commercial-ready biopharmaceutical company, we have no products approved for commercial sale and have not generated any revenue. In July 2022, we initiated the first of four Phase 2 clinical trials for our product candidate sevasemten, in April 2024, we began enrolling a multipart Phase 2 clinical trial with our product candidate EDG-7500 for people with hypertrophic cardiomyopathy (HCM), and in September 2025, we initiated a Phase 1 trial of healthy adults with our product candidate EDG-15400 with future disease target of heart failure with preserved ejection fraction (HFpEF). We have not yet initiated clinical trials for any other product candidate, including product candidates from our EDG-003 cardiometabolic discovery program. Since our inception in 2017, we have devoted substantially all of our focus and financial resources to discovering, identifying and developing potential product candidates, including advancing our development programs, conducting preclinical studies of our product candidates and initiating clinical trials, organizing and staffing our company, business planning, raising capital and securing related intellectual property rights.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock and public offerings of our common stock. Our net loss was $40.7 million and $117.6 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, we had an accumulated deficit of $496.2 million. We are advancing sevasemten, EDG-7500, and EDG-15400 in clinical development. Our other programs, including EDG-003, are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Our business depends entirely on the successful discovery, development, regulatory approval and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve several objectives, including:

●	successful and timely completion of preclinical and clinical development of sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and our other future product candidates and programs;
●	establishing and maintaining relationships with CROs and clinical sites for the clinical development of sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and any other future product candidates and programs;
●	the initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
●	acceptable frequency and severity of adverse events in the clinical trials;
●	the efficacy and safety profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;

●	complying with any required post-marketing approval commitments to applicable regulatory authorities;
●	developing an efficient and scalable manufacturing process for our product candidates;
●	establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;
●	successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
●	a continued acceptable safety profile following any marketing approval of our product candidates;
●	commercial acceptance of our product candidates by patients, the medical community and third-party payors;
●	timely receipt of reimbursement from applicable authorities for any product candidates for which we successfully receive regulatory approval;
●	satisfying any required post-marketing approval commitments to applicable regulatory authorities;
●	identifying, assessing and developing new product candidates;
●	obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protecting our rights in our intellectual property portfolio;
●	defending against third-party infringement claims, if any;
●	entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	obtaining coverage and adequate reimbursement by third-party payors for our products and patients’ willingness to pay in the absence of such coverage and adequate reimbursement;
●	obtaining additional funding to develop and potentially manufacture and commercialize our product candidates;
●	addressing any competing therapies and technological and market developments;
●	managing costs, including any unforeseen costs, that we may incur as a result of nonclinical study or clinical trial delays due to public health pandemics or emergencies, inflation or other causes; and
●	attracting, hiring and retaining qualified personnel, including clinical, scientific, management and administrative personnel.

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

As of September 30, 2025, we had $563.3 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings. We additionally filed a prospectus supplement to the shelf registration statement and entered into a sales agreement with Leerink Partners LLC (Leerink Sales Agreement) on May 10, 2024, under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175.0 million from time to time, through an “at the market offering” program (Leerink ATM). Pursuant to the automatic shelf registration statement, on April 3, 2025, we closed an underwritten registered direct offering of 9,935,419 shares of our common stock for net proceeds of $187.1 million after deducting underwriting discounts and commissions and offering expenses. We have not yet offered or sold any shares of common stock related to the Leerink ATM. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program, as well as develop our proprietary drug discovery platform. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated preclinical studies and clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We are not permitted to market or promote sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program or any other product candidate before we receive marketing approval from the FDA. We also expect to incur costs associated with operating as a public company. Our cash, cash equivalents and marketable securities will not be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise additional capital to complete the development and commercialization of our products. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

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

We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, beginning in 2022, the Tax Act eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years, and this requirement may impact our effective tax rate and our cash tax liability in future years. On July 4, 2025, the U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, which makes a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development expenditures and permitting such deductions on a current basis. We are currently evaluating the full impact of the OBBB Act on us. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax (Pillar Two) that has been implemented by several countries in 2024 and is being considered for implementation by other jurisdictions. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. Any of these developments or changes in U.S. federal or state or non-U.S. tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

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

To the extent we may experience any disruptions directly or indirectly through our contractors or partners as a result of any ongoing pandemic, outbreaks or other public health emergencies or disruptions that could severely impact our business and clinical trials, including:

●	further delays or difficulties in enrolling and retaining patients in our clinical trials or those conducted by third parties and further incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments;
●	challenges related to ongoing and increased operational expenses related to pandemics or public health emergencies or disruptions;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	delays, difficulties or increased costs to comply with public health related protocols at our leased facilities and clinical sites;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
●	delays in preclinical and clinical sites receiving the supplies and materials needed to conduct our clinical trials;
●	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug products used in our clinical trials;
●	changes in regulations as part of a response to public health emergencies or disruptions which may require us to change the ways in which our clinical trials are conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;
●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel;
●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States; and
●	increased competition for contract research organizations (CROs), suppliers and vendors.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business may adjust their operations in light of public health emergencies. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Changing our third-party manufacturer could result in delays in our manufacturing supply chain which could delay or otherwise impact our development of sevasemten and result in increased costs related to sevasemten. Additionally, certain preclinical studies for our discovery research programs are conducted by CROs, which could be discontinued or delayed as a result of public health emergencies. We could also experience delays if our suppliers are delayed in delivering raw materials to our third-party manufacturers. For example, we experienced delays in enrolling patients for our Phase 1 clinical trial for sevasemten. In addition, our clinical trial sites could experience delays in collecting, receiving, and analyzing data from patients enrolled in our clinical trial for sevasemten due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during a public health emergency. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from public health emergencies on the costs and timing associated with the conduct of our clinical trial and other related business activities.

In the event of a public health emergency, we could be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from such diseases. During the COVID-19 pandemic, the FDA issued various COVID-19 related guidance documents for sponsors and manufacturers, many of which have expired or were withdrawn with the expiration of the COVID-19 public health emergency declaration on May 11, 2023, although some COVID-19 related guidance documents continue in effect.

Any continued and prolonged public health crisis could have a material negative impact on our business, financial condition and operating results.

To the extent public health emergencies or outbreaks adversely affect our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

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

Sevasemten and EDG-7500 will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote sevasemten, EDG-7500, or any other product candidate before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. While we announced topline results from the Phase 2 CANYON trial of sevasemten in individuals with Becker, data from MESA, an open label extension that is providing continued access to individuals with Becker, and for our multipart Phase 2 CIRRUS-HCM trial of EDG-7500, from Part A, the single-dose arm in patients with obstructive HCM (oHCM) and Part B and Part C in patients with oHCM and nonobstructive HCM (nHCM), the FDA may disagree with our interpretation of the data and may require additional clinical testing before we can seek regulatory approval and begin commercialization, if at all.

The success of sevasemten and EDG-7500 will depend on several factors, including the following:

●	the successful and timely completion of our ongoing nonclinical studies and clinical trials of sevasemten and EDG-7500;
●	the initiation and successful patient enrollment and completion of additional clinical trials of sevasemten and EDG-7500 on a timely basis;
●	maintaining and establishing relationships with CROs and clinical sites for the clinical development of sevasemten and EDG-7500;
●	the frequency and severity of adverse events in clinical trials;

●	demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;
●	the timely receipt of marketing approvals for sevasemten and EDG-7500 from applicable regulatory authorities;
●	maintaining the Orphan Drug Designation (ODD) and Rare Pediatric Disease Designation (RPDD) for sevasemten;
●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
●	the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of sevasemten and EDG-7500;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protecting our rights in our intellectual property portfolio;
●	our ability to expand sevasemten and EDG-7500 into multiple indications;
●	the successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety profile following any marketing approval;
●	the actual market-size, ability to identify patients and the demographics of patients eligible for our product candidates, which may be different than expected;
●	commercial acceptance by patients, the medical community and third-party payors, particularly since the product candidates we develop may be novel;
●	our ability to compete or combine with other therapies; and
●	addressing any delays, necessary adjustments and additional costs in nonclinical study and clinical trials resulting from factors related to public health pandemics.

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

In addition to sevasemten and EDG-7500, our prospects depend in part upon developing and commercializing EDG-15400 and product candidates from our EDG-003 cardiometabolic discovery program and discovering, developing and commercializing product candidates in future programs, which may fail or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for and commercialize EDG-15400 with future disease target of HFpEF, product candidates from our EDG-003 research program currently focused on cardiometabolic indications, and our lead product candidates, sevasemten and EDG-7500. Sevasemten is currently being studied in multiple Phase 2 clinical trials, EDG-7500 is currently in a multipart Phase 2 trial, and EDG-15400 is currently in a Phase 1 trial with healthy adults. However, research and development related to novel therapeutics is inherently risky. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

The success of other product candidates we may develop will depend on many factors, including the following:

●	generating sufficient data to support the initiation or continuation of clinical trials;
●	obtaining regulatory permission to initiate clinical trials;
●	contracting with the necessary parties to conduct clinical trials;
●	successful enrollment of patients in, and the completion of, clinical trials on a timely basis;
●	the timely manufacture of sufficient quantities of a product candidate for use in clinical trials;
●	adverse events in clinical trials; and
●	addressing any delays in our research programs resulting from factors related to public health pandemics.

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

Although we have announced positive results from our preclinical studies and clinical trials, our product candidates’ risk of failure is high and it is impossible to predict when or if sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program or any other product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate with substantial evidence the safety and efficacy of such product candidates.

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

We have experienced delays in completing our clinical trials and may experience additional delays in initiating or completing additional clinical trials. We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent receipt of marketing approval or our ability to commercialize our product candidates, including:

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Although we have announced positive results from our preclinical studies and clinical trials, we do not know whether sevasemten, EDG-7500, or EDG-15400 will perform in current or future clinical trials as they have performed in preclinical studies or earlier clinical trials, nor do we know whether any product candidate in our EDG-003 cardiometabolic discovery program will perform in current or future preclinical studies or future clinical trials as it has in prior preclinical studies. For example, the primary endpoint of the GRAND CANYON cohort may not be met even though the endpoint trended towards improvement as a secondary endpoint in the earlier cohorts of the CANYON trial, and the trends observed so far in the CANYON trial may not be seen and or may not be statistically significant in the GRAND CANYON cohort. Product candidates in clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

For sevasemten trials, we completed our open-label ARCH trial (single site) and our CANYON Phase 2 clinical trial (multiple sites), as well as completed enrollment of the DUNE Phase 2 exercise challenge study (single site), GRAND CANYON, the pivotal cohort of our Phase 2 CANYON clinical trial in individuals with Becker (multiple sites), and the LYNX and FOX Phase 2 studies in Duchenne (multiple sites). We have also completed enrollment for an industry-sponsored, global, prospective registry investigating the natural history of adults with Becker aged 18 years and older. However, we may not be successful in achieving our goal of establishing natural history reference data points. For EDG-7500 trials, we completed the Phase 1 trial in healthy subjects and for CIRRUS-HCM, our multipart Phase 2 trial, we completed Part A, the single-dose arm in patients with oHCM, completed enrollment of Part B and Part C in patients with oHCM and nHCM, respectively, and initiated enrollment of Part D. However, we may experience difficulty with enrollment and/or maintenance of patients in Part B, Part C, or Part D of the CIRRUS-HCM trial. Additionally, we initiated a Phase 1 trial of healthy adults with our product candidate EDG-15400 with future disease target of HFpEF.

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

We are currently focusing the majority of our resources and efforts on developing sevasemten and EDG-7500. As a result, because we have limited resources, we may forgo or delay the pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential, including EDG-15400 or product candidates from our EDG-003 cardiometabolic discovery program. In addition, while we currently have multiple compounds in our programs, we are focusing our efforts on select product candidates from each of these programs to develop as lead product candidates in each program. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for sevasemten, EDG-7500, EDG-15400, and our EDG-003 cardiometabolic discovery program may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for sevasemten, EDG-7500, EDG-15400, or the product candidates we are currently researching, such as those from our EDG-003 cardiometabolic discovery program, we may relinquish valuable rights to our product candidates or programs through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

With EDG-7500, we expect to face competition from existing products and products in development. Current pharmaceutical treatment is intended to improve diastolic filling in both oHCM and nHCM and reduce left ventricular outflow tract gradient in oHCM patients only. The goal of current therapies is to achieve meaningful symptom relief. Non-vasodilating beta blockers and non-dihydropyridine calcium channel blockers are the first-line therapies for symptomatic oHCM and nHCM patients. Commonly prescribed beta-blockers are atenolol, propranolol, and metoprolol. Verapamil and diltiazem are calcium channel blockers used in the treatment of symptomatic oHCM and nHCM. For oHCM patients who do not respond to beta blocker therapy, disopyramide (either Norpace, marketed by Pfizer, or a generic form marketed by several other companies) and/or Camzyos (mavacamten), a cardiac myosin inhibitor (CMI), may also be added.

In the field of emerging treatments for HCM, competitors include Bristol-Myers Squibb (BMS), Cytokinetics, Imbria Pharmaceuticals, Lexicon, and Celltrion. Cytokinetics is developing a CMI, aficamten (CK-274), for which positive oHCM Phase 3 results were announced in 2023. In December 2024, the FDA accepted the aficamten New Drug Application (NDA) with a Prescription Drug User Fee Act (PDUFA) target action date recently delayed from the original date of September 26, 2025 to December 26, 2025. In June 2023, Cytokinetics initiated another Phase 3 active-comparator clinical trial of aficamten compared to metoprolol in symptomatic oHCM patients. In the second quarter of 2024, BMS and Cytokinetics initiated a study of mavacamten and aficamten, respectively, in pediatric population with symptomatic oHCM. Cytokinetics is also exploring its CMI in an ongoing Phase 3 nHCM clinical trial. In April 2025, BMS reported that its Phase 3 study of mavacamten in nHCM failed to meet its dual primary endpoints.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, sevasemten, EDG-7500, EDG-15400 product candidates from our EDG-003 cardiometabolic discovery program or any other product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

Further, under the new leadership at the HHS under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher program to companies supporting certain U.S. national health priorities and interests. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In September and October 2025, the government announced the first two agreements with two major pharmaceutical companies to bring American drug prices in line with the lowest paid by other developed nations, requiring the companies to offer medicines at a deep discount off the list price when selling directly to American patients. Such agreements and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. Additionally, the OBBB Act includes provisions that will impact the United

States healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. The OBBB Act also expanded the orphan drug exemptions under the Medicare Price Negotiation Program, including an amendment to exclude orphan designated drugs for one or more rare diseases or conditions, instead of only one disease/condition, with the initial price applicability year 2028 and after, from Medicare price negotiations, and providing that the time for measuring a former orphan drug’s eligibility for Medicare price negotiations will be calculated from the first day after the date of FDA approval for a non-orphan disease or condition, or an approval for which the drug does not have orphan drug designation. The expansion of the exemptions for orphan designated drugs from the Medicare Drug Price Negotiation Program is expected to provide greater incentives for the development of drugs for orphan diseases and conditions which could potentially increase our competition. We cannot predict the full impact of the OBBB Act, executive orders, and new laws focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as future legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Further, the UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover. On June 28, 2021, the European Commission issued an adequacy decision in respect of the UK’s data protection framework, allowing personal data transfers from EU member states to the UK to continue without requiring additional contractual or other measures. This decision is subject to renewal and may be revisited by the European Commission at any time. The United Kingdom has implemented modifications to its data protection framework in the UK Data (Use and Access) Act 2025 (DUAA), which was enacted on June 19, 2025. These amendments may impact the European Commission’s decision with respect to its adequacy decision regarding the UK’s data protection regime. The European Commission has proposed to renew the UK’s adequacy decision after assessing the DUAA, but additional procedural steps remain, causing some uncertainty to remain regarding the UK’s adequacy determination. In the medium and longer terms, the relationship between the UK and EU in relation to aspects of data protection law remains unclear, which exposes us to further compliance risk. The UK also has issued its own standard contractual clauses that are required to be implemented. We may incur liabilities, expenses, costs, and other operational losses relating to the GDPR, the UK GDPR, and other laws and regulations in the EEA and UK relating to privacy and data protection, including those of applicable EU member states in connection with any measures we take to comply with them.

In the United States, a broad variety of data protection laws and regulations may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with certain data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, establishes restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a California Privacy Protection Agency to implement and enforce the legislation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many of these laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted a Colorado Privacy Act (CPA) in June 2021 that went into effect on July 1, 2023, with enforcement commencing on the same date. The Colorado Attorney General released its rules implementing the CPA on March 15, 2023. Connecticut, Utah and Virginia have also enacted legislation similar to the CCPA and the CPA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Minnesota, New Hampshire, New Jersey, Nebraska and Tennessee have enacted similar legislation that has taken effect in 2025; and Indiana, Kentucky and Rhode Island have enacted similar legislation that will take effect in 2026. The U.S. government also has instituted new rules, effective April 8, 2025, that prohibit or restrict transactions involving certain types and amounts of sensitive data between U.S. persons and foreign persons associated with specific countries of concern, including China. Among other things, these new rules require U.S. businesses to seek assurances from certain foreign parties with which they share sensitive data (under certain types of agreements) that those parties will not further share that data with parties in countries of concern.

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

Inadequate funding for and other disruptions at the FDA, the SEC and other government agencies, including government shutdowns, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government shutdown, lapse in U.S. government appropriations, staff departures, government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. Government shutdown, departures and other changes in the agency personnel at the FDA can materially impact the continuity of our correspondence with the FDA, delay our clinical trials, and the timing for submitting our applications for FDA approval. In addition, government funding of the U.S. Securities and Exchange Commission (SEC) and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including delays or disruptions due to government shutdown, lapse in U.S. government appropriations, changes in agency personnel, public health emergencies, travel restrictions, staffing shortages, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If any prolonged government shutdown or disruption occurs, including due to any public health emergencies, travel restrictions, or staffing shortages, it could significantly impact the ability of the FDA and other regulatory authorities to timely review and process our regulatory submissions and provide feedback on our clinical development plans, which could have a material adverse effect on our business and our anticipated timelines. Further, future government shutdowns or disruptions to normal operations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as other trade laws, including U.S. and certain foreign export and import controls, trade sanctions, and foreign investment and data export laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

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

In addition, our products may be subject to U.S. and foreign export and import controls, trade sanctions, and foreign investment and data export laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. We also may be subject to review under U.S. or other national-security or foreign-investment laws and regulations when foreign persons invest in us or when we engage in certain cross-border transactions. Such review may delay or prevent proposed investments or transactions, impose material conditions or require divestiture, and failure to comply with or to obtain required clearance could have a material adverse effect on our business, financial condition and results of operations.

Further, national security concerns or changing geopolitical tensions could spur new regulations that limit our ability to transfer certain types of data abroad. For example, the Department of Justice issued a final rule which took effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries. These rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concern.

If we fail to comply with these trade laws and regulations, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new trade restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, including the impact of the changes in the U.S. government administration and policy positions, could result in decreased use of our products by existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to sell our products would likely adversely affect our business.

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

As of September 30, 2025, we had 136 full-time employees. Of these employees, 104 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;
●	managing our internal development efforts effectively, including the clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process for sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and any other product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of our research and development, clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and any other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

We, and our CROs, like other companies operating in today’s environment, are increasingly dependent on information systems, services and infrastructure, and information systems, services, and infrastructure owned, operated or maintained by third parties, to operate our business. In the ordinary course of our business, we collect, create, generate, process, transmit and store large amounts of sensitive information, including personal information, proprietary information such as trade secrets, and other sensitive data. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of our information systems and the information contained therein. We have incurred costs to establish a cybersecurity risk management program, including through the implementation of security measures in an effort to protect systems that store our information. However, despite the implementation of those security measures and the implementation of our cybersecurity risk management program, given the size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials), service providers, suppliers, and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, technical errors, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, service providers, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise the confidentiality, integrity, or availability of our information systems or the information contained therein, or otherwise availability or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. We, and CROs that we work with, have experienced cybersecurity incidents in the past (including one of our CROS as recently as 2025) and we cannot eliminate the risk that we and our CROs will experience them in the future. For example, in 2019, one of our CROs experienced a cybersecurity breach which resulted in unauthorized access to certain of our preclinical data. Additionally, in 2023, one of our CROs experienced a cyber-attack for which an investigation found that no unauthorized access to Edgewise data occurred in connection with this event.

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

Our business is subject to risks associated with business operations we conduct internationally, as well as indirect impacts from our relationships with collaborators, partners, or contractors who conduct business internationally. For example, we are currently studying sevasemten in Phase 2 trials, which are being held in U.S. and Israel and in certain countries in Europe and Australasia. We may seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements and reimbursement regimes in foreign countries, including changes in existing regulatory requirements and implementation of new regulatory requirements or policies that impact our clinical development and business operations in foreign countries;
●	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from preclinical studies or clinical trials;
●	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

●	unexpected changes in tariffs, trade barriers, any retaliatory actions in respect thereto, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, change in political condition, including as a result of changes in the U.S. government administration and policy positions, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the FCPA or comparable foreign regulations;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	impact of public health pandemics on our ability to produce our product candidates and conduct clinical trials in foreign countries;
●	production or supply shortages or other disruptions resulting from any events affecting raw material supply or manufacturing capabilities abroad, including, but not limited to, impacts due to the ongoing Ukraine-Russia war, addition of certain suppliers or companies to the Unverified List or other export restrictions under the Export Administration Regulations, implementation of other export controls, restrictions or sanctions, including the impact of changes in the U.S. government administration and policy positions, that can impact the supply chain, our business, or business operations of our suppliers, contractors or partners; and
●	business interruptions resulting from geo-political actions, including war, such as the ongoing war in Ukraine and war and instability in the Middle East, other regional or geo-political conflicts, and terrorism.

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, any retaliatory actions in respect thereto, and other limitations on cross-border operations. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions, including the impact of changes in the U.S. government administration and policy positions, that could negatively impact U.S. trade and our business. For example, legislation in Congress known as the BIOSECURE Act has been re-introduced as an amendment to the National Defense Authorization Act to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. In February and April 2025, the current U.S. presidential administration imposed new tariffs on China and China responded with tariffs on select U.S. goods. The proposed legislation, or similar laws and regulations in the future, could adversely impact our current or future third-party arrangements with certain companies, including those in China or Chinese-owned U.S. companies, which could delay or impact our clinical trials and consequently delay or obstruct successful commercialization of our product candidates. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or may obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, oppositions, reexaminations, IPR proceedings and PGR proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates.

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

We do not have the ability to independently conduct our clinical trials. We currently rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our current and planned clinical trials of sevasemten, EDG-7500, and EDG-15400 and we expect to continue to rely upon third parties to conduct additional clinical trials for sevasemten, EDG-7500, EDG-15400, and other product candidates. Third parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third-party will devote to our clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors. Some of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements with a third-party, it would delay our drug development activities.

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

We contract with third parties for the production of sevasemten, EDG-7500, and EDG-15400 for our ongoing clinical trials and the production of product candidates from our EDG-003 cardiometabolic discovery program for our ongoing preclinical studies, and expect to continue to do so for additional clinical trials, preclinical studies and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. We will be relying on a single third-party manufacturer and we currently have no alternative manufacturer in place. Changing our third-party manufacturer could result in delays in our manufacturing supply chain which could delay or otherwise impact our development of sevasemten, EDG-7500, EDG-15400, and product candidates from our EDG-003 cardiometabolic discovery program and result in increased costs related to sevasemten, EDG-7500, EDG-15400, and product candidates from our EDG-003 cardiometabolic discovery program. We do not have long-term supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. If we were to experience an unexpected loss of supply of sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program or any other product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials and preclinical studies.

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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this periodic report, these factors include:

●	the timing and results of preclinical studies and clinical trials of our product candidates, those conducted by third parties or those of our competitors;
●	the success of competitive products or announcements by potential competitors of their product development efforts;

●	regulatory actions with respect to our products or our competitors’ products;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	market conditions in the pharmaceutical and biotechnology sector;
●	changes in the structure of healthcare payment systems;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or our other stockholders;
●	the impact of any natural disasters or public health emergencies; and
●	general economic, political, industry and market conditions including the impact of changes in the U.S. government administration and policy positions, the U.S. federal government shutdown, and the impact of any increase in inflation.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and cost of, and level of investment in, research and development activities relating to our current product candidates and any future product candidates and research-stage programs, which will change from time to time;
●	our ability to enroll patients in clinical trials and the timing of enrollment;
●	the cost of manufacturing our current product candidates and any future product candidates, which may vary depending on FDA, EMA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
●	expenditures that we will or may incur to acquire or develop additional product candidates and technologies or other assets;
●	the timing and outcomes of clinical trials or preclinical studies (as applicable) for sevasemten, EDG-7500, EDG-15400, and our EDG-003 cardiometabolic discovery program and any of our other product candidates, or competing product candidates;
●	the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
●	competition from existing and potential future products that compete with sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates or programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
●	any delays in regulatory review or approval of sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program or any of our other product candidates;
●	the level of demand for sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates, if approved, which may fluctuate significantly and be difficult to predict;
●	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with sevasemten and any of our other product candidates;
●	our ability to commercialize sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
●	our ability to establish and maintain collaborations, licensing or other arrangements;
●	our ability to adequately support future growth;
●	potential unforeseen business disruptions that increase our costs or expenses;
●	future accounting pronouncements or changes in our accounting policies;
●	the changing and volatile global economic and political environment, including as a result of the recent change in the U.S. presidential administration; and

●	increased impact from public health pandemics on the costs and timing associated with the conduct of our clinical trial and other related business activities.

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

As of September 30, 2025, our executive officers, directors, affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 22.0% of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 5. Other Information

Director and Officer Trading Arrangements

During the last fiscal quarter, the following directors and “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in item 408 of Regulation S-K:

On September 24, 2025, Badreddin Edris, Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 115,471 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2026, or earlier if all transactions under the trading arrangement are completed.

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

Date: November 6, 2025

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ R. Michael Carruthers
Name:	R. Michael Carruthers
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)