Form 10-K
period 2025-12-31
Edgewise Therapeutics, Inc.
filed 2026-02-26
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of registrant’s common equity held by non-affiliates of registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.2 billion, based upon the closing sale price of the common stock as reported on The Nasdaq Global Select Market.

As of February 19, 2026, there were 107,270,521 of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement for the 2026 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business, strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “likely,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the safety and efficacy, and the ability of our preclinical studies and clinical trials to demonstrate the safety and efficacy, of our product candidates, and other positive results;
●	our ability to utilize our proprietary drug discovery platform to develop a pipeline of product candidates to address muscle diseases;
●	the timing, progress and results of preclinical studies and clinical trials for sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, potential registrational studies or cohorts and our research and development programs;
●	the timing, scope and likelihood of domestic and foreign regulatory filings and approvals, including timing of final U.S. Food & Drug Administration (FDA) approval of or Investigational New Drugs of sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and any other future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization, operations and marketing capabilities, relationships with other businesses and other business strategies, systems and relationships;
●	our commercialization plans, including the launch, uptake, and market acceptance of any approved products;
●	the size of the markets and the potential market opportunity for our product candidates, if approved;
●	the pricing, reimbursement, and coverage of our product candidates, if approved;
●	the need to hire additional personnel and our ability to attract and retain such personnel;
●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting and our expectations regarding the implementation of newborn screening for muscular dystrophy;
●	our expectations regarding the approval and use of our product candidates in combination with other drugs;
●	our competitive position and the success of competing product candidates and therapies that are or may become available;
●	the ability of our programs to offer opportunities for us to expand into other severe muscle diseases;

●	our estimates of the number of patients that we will enroll in our clinical trials;
●	our estimates relating to the timing of completing enrollment for our clinical trials and natural history study;
●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects, of our product candidates;
●	our ability to obtain and maintain regulatory approval of our product candidates, and the timing or likelihood of regulatory filings and approvals, including our expectations to maintain the Orphan Drug Designation (ODD) and Rare Pediatric Disease Designation (RPDD) for sevasemten and our expectation to seek special designations for our other product candidates;
●	our plans relating to the further development of our product candidates, including additional indications we may pursue;
●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;
●	our expectations regarding the impact of public health pandemics on our business;
●	our expectations regarding the impact of changes in the U.S. government administration and policy positions;
●	our expectations regarding the impact of instability in the U.S. banking and financial services sector and other macroeconomic trends;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	our continued reliance on third parties to conduct additional preclinical studies and planned clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
●	our relationships with patient advocacy groups, key opinion leaders, regulators, the research community and payors;
●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	the pricing and reimbursement of sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, if approved;
●	the rate and degree of market acceptance and clinical utility of sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing which may be impacted by many factors including inflation;
●	our financial performance;

●	the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements; and
●	the impact of laws and regulations.

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

At Edgewise, we appreciate the life-limiting impact of serious muscle diseases. Our science-driven culture places patients first as we start with their unmet needs and then work towards developing therapies to help address the significant challenges of serious muscle diseases. Guided by our holistic drug discovery approach to targeting the muscle as an organ, we have combined our foundational expertise in muscle biology and small molecule engineering to build our proprietary, muscle focused drug discovery platform. Our platform utilizes custom-built high throughput and translatable systems that measure integrated muscle function in whole organ extracts to identify small molecule precision medicines regulating key proteins in muscle tissue, initially focused on addressing rare neuromuscular and cardiac diseases. We have developed and characterized a library of novel sarcomere modulators exhibiting a broad range of pharmacological and pharmacokinetic (PK) properties regulating disease-related muscle biology. Based on the results of our drug discovery platform, we are advancing multiple clinical-stage programs in muscular dystrophies and severe cardiac diseases, as well as a number of preclinical programs.

Muscular Dystrophy

Our muscular dystrophy program includes sevasemten, our most advanced product candidate, an orally administered allosteric, selective, fast myofiber (type II) myosin small molecule inhibitor designed to address contraction-induced muscle injury, the root cause of dystrophinopathies including Duchenne muscular dystrophy (Duchenne) and Becker muscular dystrophy (Becker). Both of these disorders are rare and often debilitating diseases, and we estimate that in the US, EU-5, and Japan there are approximately 35,000 individuals living with Duchenne and 12,000 individuals living with Becker. There are currently no approved therapies for individuals with Becker.

As a selective fast myosin inhibitor, sevasemten presents a novel mechanism of action designed to selectively limit injurious stress caused by lack of dystrophin by moderating fast skeletal muscle myosin force development and thereby compensating for the absence of functional dystrophin. We believe sevasemten has potential therapeutic utility as either a standalone or combination therapy for patients suffering from rare muscular dystrophies, if approved. Sevasemten is currently being studied in multiple late-stage clinical trials in Becker and Duchenne, including an ongoing pivotal cohort in patients with Becker.

The FDA granted sevasemten Fast Track designation for the treatment of Duchenne in February 2024, and Orphan Drug Designation (ODD) for the treatment of Duchenne and Becker and Rare Pediatric Disease Designation (RPDD) for the treatment of Duchenne in November 2023. The FDA previously granted Fast Track designation for the investigation and development of sevasemten for the treatment of Becker.

Cardiovascular

Early in the founding of Edgewise, we identified a unique set of cardiovascular molecules as part of a skeletal muscle counter-screen. We initiated our cardiovascular program with EDG-7500 identified as our lead candidate, a molecule with unique characteristics. EDG-7500 is a novel oral, selective, cardiac sarcomere modulator (CSM), specifically designed to slow early contraction velocity and address impaired cardiac relaxation associated with hypertrophic cardiomyopathy (HCM) without impacting systolic function. EDG-7500 is currently being studied in a multipart Phase 2 trial in both obstructive HCM (oHCM) and nonobstructive HCM (nHCM). In 2023, we identified a second cardiac sarcomere modulator, EDG-15400, which is currently in a Phase 1 trial of healthy adults with the future disease target of heart failure with preserved ejection fraction (HFpEF).

Preclinical

In addition, our EDG-003 discovery program is exploring candidates with unique properties to address cardiometabolic diseases. We believe our muscle-focused discovery program offer substantial opportunities for us to expand into other severe muscle diseases for which there are limited or no approved treatments.

Our Pipeline

Using our proprietary drug discovery platform, we are developing a pipeline of precision medicine product candidates that target key muscle proteins and modulators to address a broad array of muscle diseases. We have retained global development and commercialization rights to all of our programs. Our current pipeline is summarized below.

Our Strategy

Our vision is to improve the lives of patients and families suffering from severe muscle diseases by building the world’s leading muscle-focused biopharmaceutical company. Key components of our strategy to achieve this vision include:

●	Engaging comprehensively with patients, their families and their physicians to develop trusted relationships, transparent communications, and become a leader in the rare muscle disease communities we serve. By positioning ourselves as a trusted partner that moves with thoughtful urgency, we will continue to work to understand the needs of patients in order to inform our development of sevasemten, EDG-7500, EDG-15400, and other programs for severe muscle diseases. We continue to seek to better appreciate the burden of disease from the patient perspective, understand the current standard of care and unmet needs in managing the disease and learn what is most meaningful to patients.
●	Leveraging clinical and regulatory precedents and our extensive experience in severe muscle diseases to rapidly advance sevasemten through clinical development in muscular dystrophies. Sevasemten is an orally administered small molecule designed to prevent contraction-induced muscle damage in dystrophinopathies including Duchenne and Becker. Sevasemten presents a novel mechanism of action designed to selectively limit the exaggerated muscle damage caused by the absence or loss of functional dystrophin. By minimizing the progressive muscle damage that leads to functional impairment, sevasemten has the potential to benefit a broad range of patients suffering from debilitating neuromuscular disorders. Its unique mechanism of action provides the potential to establish sevasemten as a foundational therapy in dystrophinopathies, either as a single agent therapy or in combination with available therapies and those in development.
●	Leveraging our deep expertise in muscle-disease therapeutics to expand our pipeline, advancing EDG-7500 into the clinic for the treatment of HCM and other diseases of diastolic dysfunction. EDG-7500 is a first-in-class oral, selective, cardiac sarcomere modulator intended for the treatment of both oHCM and nHCM. The compound is designed to slow early contraction velocity and improve impaired cardiac relaxation. This novel mechanism is anticipated to have a broad therapeutic index that may facilitate reach to an expanded HCM market, beyond what is covered by current standard of care.
●	Investing in our precision medicine drug discovery platform to fuel the development of novel targeted therapies to expand our pipeline into additional skeletal and cardiac muscle diseases. Building upon our success in designing small molecule inhibitors of fast skeletal myosin, we are leveraging our proprietary drug discovery platform and capabilities to create precision medicines for muscle diseases with high levels of unmet need. In addition to sevasemten, EDG-7500, and EDG-15400, we are also advancing our preclinical program, EDG-003, directed to cardiometabolic targets.
●	Integrating our scientific expertise, development capabilities and growing network of patient advocacy groups and collaborators to develop novel therapies addressing muscle diseases with the highest unmet need. Our company was founded based on an in-depth understanding of muscle disease and integrative physiology, coupled with our strong drug discovery capabilities and a desire to improve the lives of patients with severe muscle diseases. In addition to this expertise, we have established a growing network of key stakeholders, including patient advocacy groups, healthcare professionals, key opinion leaders, research institutions, regulators and payors, to ensure our efforts remain guided by the needs of patients suffering from severe muscle diseases. We will continue to work closely with these collaborators to inform our development programs and strategies to potentially bring transformational therapies to these communities as we build a patient-centric organization.
●	Opportunistically evaluating strategic collaborations and asset acquisition opportunities to accelerate development and commercialization timelines as well as potentially expand our pipeline within our core therapeutic areas. We have retained global development and commercialization rights to all of our programs

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

Absence of dystrophin in Duchenne and truncated availability of dystrophin in Becker causes muscle fiber membrane stress when muscles contract, leading to myofiber damage, which is referred to as contraction-induced muscle injury.

By enhancing muscle stability and decreasing muscle damage, we believe sevasemten has the potential to improve outcomes across Becker and Duchenne patients when used as a single agent or in combination with other available therapies.

Sevasemten: A fast myofiber (type II) myosin inhibitor designed to protect against contraction-induced muscle injury

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

Duchenne and Becker are classified as orphan diseases in the United States and Europe. We estimate that Duchenne occurs in approximately one in every 3,500 to 5,000 live male births and that the patient population is approximately 12,000 to 15,000 in the United States and approximately 25,000 in Europe. For Becker we estimate there are about 6,000 patients with Becker in the United States and 12,000 in the United States, EU-5, and Japan.

Becker Muscular Dystrophy

Becker is a rare, genetic, life-shortening, debilitating and degenerative neuromuscular disorder. Genetic mutations in the dystrophin gene result in contraction-induced muscle damage, which is the primary driver of irreversible muscle loss and impaired motor function. The disease predominantly affects males, with functional decline beginning at any age. Once that muscle loss occurs, the decline in function is irreversible and continues throughout the individual's life. Currently, there are no approved therapies on the market to treat Becker.

Duchenne Muscular Dystrophy

Duchenne, a severe degenerative muscle disorder, is the most common type of muscular dystrophy with a median life expectancy of around 30 years. Genetic mutations in the dystrophin gene result in contraction-induced muscle injury, which is the primary driver of irreversible muscle loss and impaired motor function. While there are approved therapies on the market aimed to treat the disease, there remains a high unmet need for additional therapies.

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

Glucocorticoids

The chronic and ongoing damage state seen in Duchenne is one of the targets of glucocorticoids. Glucocorticoid treatment with either prednisone or EMFLAZA (deflazacort), the current standard-of-care for Duchenne, has been shown to temporarily improve muscle strength, prolong the period of ambulation, and slow functional decline, including upper limb and respiratory function, characteristic of the disease. In October 2023, the FDA granted AGAMREE (vamorolone), a novel steroid therapy, approval in Duchenne patients aged 2 years and older, and Catalyst Pharmaceuticals, Inc. has commercialized this product in the United States following its North America exclusive license deal with Santhera. The modest chronic benefit of steroids is weighed against the risks, and treatment is often discontinued after loss of ambulation. Sustained glucocorticoid dosing in young Duchenne patients is associated with side effects including weight gain which could lead to obesity, Cushingoid features, excessive growth of hair on the body, adverse behavior changes, growth impairment, delayed puberty, immune suppression, adrenal suppression, fractures and cataracts. In Becker, glucocorticoids are not often used because of these side effects.

Exon Skipping Therapies

There are four exon skipping drugs which are marketed under an accelerated approval pathway from the FDA: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked phosphorodiamidate morpholino oligomers (PMOs) approved for the treatment of Duchenne patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of Duchenne patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. A significant limitation of exon skipping approaches for Duchenne is the fact that each PMO has been developed for skipping of a specific exon and their use is limited to a sub-set of mutations and hence only used in a subpopulation of Duchenne patients (e.g., Exon 51 skipping is feasible in only up to 13% of all Duchenne patients). An aggregate of approximately 29% of Duchenne patients are amenable to treatment with these therapies. The FDA labels for all four drugs state that a clinical benefit has not yet been established and that continued approval may be contingent upon the verification of such clinical benefit in confirmatory clinical trials. In May 2024, Nippon Shinyaku Co. Ltd. announced that no statistical significance in function was observed between the treatment group and the placebo group in VILTEPSO’s confirmatory study, which may affect VILTEPSO’s accelerated FDA approval. In November 2025, Sarepta announced that AMONDYS 45 and VYONDYS 53 missed their primary endpoint in the confirmatory study. This result may affect its drugs’ accelerated FDA approval. As all exon-skipping therapies result in the re-expression of a truncated dystrophin protein, the best treatment outcome that Duchenne patients can expect is a Becker-like disease phenotype.

In addition, Translarna® (ataluren), a small molecule intended to promote ribosomal read-through to overcome the nonsense (stop) pathogenic mutations in Duchenne, was conditionally approved in the European Union and Brazil for ambulatory patients aged 2 years and older with Duchenne resulting from a nonsense mutation in the dystrophin gene. However, in March 2025, the European Commission adopted the negative opinions issued by the Committee for Medicinal Products for Human Use of the European Medicines Agency (EMA) for the renewal of conditional marketing authorization of Translarna. While this action effectively removes Translarna’s marketing authorization in the European Economic Area, individual countries within the EU can leverage existing legislation to allow continued use of Translarna. Phase 3 trials have not confirmed clinical efficacy and Translarna® is not approved for treating Duchenne in the United States.

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

In June 2023, the FDA approved Sarepta’s Biologics License Application seeking accelerated approval of their microdystrophin gene therapy, Elevidys (delandistrogene moxeparvovec), for the treatment of ambulant individuals with Duchenne between the ages of four to five years. In June 2024, the FDA granted Elevidys full approval for the treatment of ambulatory individuals aged 4 years and older, and accelerated approval for the treatment of non-ambulatory individuals aged 4 years and older. However, in November 2025, the FDA revised the Elevidys indication to limit to ambulatory individuals 4 years or older and added black box warnings about risks of acute and fatal liver injuries.

Other companies focused on developing genetic based therapies for Duchenne that target dystrophin mechanisms include Solid Biosciences Inc., Genethon, Dyne Therapeutics, Avidity Biosciences, REGENXBIO, Wave Life Sciences, and Entrada Therapeutics. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics.

Delivery of minidystrophin or microdystrophin to muscles in Duchenne has been shown to be sufficient to reform the larger complex of proteins that make up the dystroglycan complex. However, the truncated nature of the shortened dystrophin protein does not appear to be capable of providing complete protection against contraction injury. As a result, we believe that the best potential therapeutic outcome is inducing a severe Becker-like phenotype (the shortest documented dystrophin protein in Becker is 50% of normal) where patients would still have significant residual skeletal muscle impairment and will thus continue to have a high degree of unmet need. What is clear is that gene therapies currently in development for Duchenne do not represent a cure for the disease.

Non-Dystrophin Therapies

Italfarmaco Group has developed a nonsteroidal histone deacetylase (HDAC) inhibitor to reduce inflammation and slow muscle loss in patients with Duchenne. Satellos Bioscience, Inc. is developing an orally administered small molecule drug designed to address deficits in muscle repair and regeneration and announced functional data from a Phase 1b trial in adult patients with Duchenne in May 2025.

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

Our Approach

Sevasemten is an orally administered, investigational small molecule designed to selectively modulate fast muscle fiber contraction by modestly inhibiting fast skeletal muscle myosin adenosine triphosphatase (ATPase). Sevasemten is highly selective for fast skeletal myosin as compared to cardiac or smooth muscle myosin. We believe sevasemten has the potential to overcome many of the obstacles facing other therapeutics in development for the treatment of dystrophinopathies based on the following key characteristics and data:

●	Offers a novel approach for the treatment of severe muscle diseases by blocking the structural destabilization of skeletal myofibers. By protecting dystrophin deficient myofibers from degeneration, sevasemten’s mechanism of action is directed towards the underlying cause of muscle degeneration in Duchenne and Becker to reduce muscle damage, prevent downstream fibrosis, allow healthy muscle contraction, and enhance physical function. Moreover, since muscle damage induced by excessive exercise in normal volunteers can reduce muscle strength through the generation of edema and fiber disruption by up to 30%, we believe that elimination of muscle damage could increase muscle strength and ultimately function in a muscular dystrophy populations where continuous muscle damage is the driver of disease progression.
●	Highly selective for all fast type II myofibers, thus limiting the potential for serious off-target side effects. Our non-clinical toxicology package has not revealed any off-target or unexpected side effects, following systemic administration.

●	Targeted distribution into muscle tissue limits exposure to other organs. Sevasemten exhibits a high volume of distribution due to target-mediated partition into skeletal muscle. This reduces exposure of the compound to other organs such as the liver and kidney, limiting the chances of unexpected adverse effects.
●	Offers a mutation agnostic approach with the potential to be used for disorders resulting from genetic lesions in dystrophin or the dystroglycan complex. Sevasemten can potentially be used to treat all populations of Duchenne and Becker, as well as many forms of Limb Girdle muscular dystrophy type 2I/R9 (LGMD), a progressive, lethal myopathy that results from mutations of key proteins in the dystroglycan complex.
●	Provides a mechanistic approach to treat Duchenne that may provide additional functional benefits over genetic based therapeutics. DNA based gene therapies or RNA based exon skipping therapeutics are designed to produce a mini- or micro-dystrophin but not a full-length dystrophin protein; therefore, the best potential therapeutic outcome for these therapies might be a Becker-like phenotype where patients would still have significant skeletal muscle impairments and high degree of unmet need.
●	Offers a potential treatment option to patients, regardless of therapy background, immune background, age or weight. We are developing sevasemten to be used as a single agent therapy but it may also provide a synergistic or additive effect in combination with available therapies and therapies currently in development. Moreover, sevasemten may offer a disease modifying option for patients currently excluded from Phase 3 minidystrophin or microdystrophin gene therapy trials due to age (four to seven year old children) and those who have antibodies against AAV due to naturally acquired infections.

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

Sevasemten Clinical Plan

To date, we have completed a Phase 1 trial in healthy volunteers and a small cohort of individuals with Becker, ARCH, a Phase 1, open-label, dose escalation, single-site trial of 12 ambulatory adults with Becker, and CANYON, a Phase 2, double-blind, randomized, placebo-controlled trial in adults and adolescents with Becker. Through MESA, an open label extension trial in individuals with Becker, 36-month data is available for individuals previously enrolled in ARCH and 18-month data is available for individuals previously enrolled in CANYON. GRAND CANYON, a pivotal adult cohort within CANYON, is currently ongoing. For Duchenne, LYNX, a Phase 2 trial in children with Duchenne, and FOX, a Phase 2 trial in children and adolescents with Duchenne previously treated with gene therapy, remain ongoing.

An updated overview of our near-term clinical development plan for sevasemten in Becker and Duchenne is shown below:

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

Phase 1b enrolled seven adult males with Becker who were randomized to active (n=5) or placebo (n=2). Sevasemten was administered at a dose of 20 mg once daily, in solid dosage form taken with food for 14 days. The primary endpoint was safety and tolerability, and secondary endpoints were PK, including tissue concentrations, and, importantly, multiple biomarkers of muscle damage in the setting of dystrophic muscle. Sevasemten was well tolerated in Becker subjects. Seven of the seven subjects enrolled in the Phase 1b cohort experienced Treatment Emergent AEs and all were Grade 1. There were no AEs of special interest, no SAEs, and no discontinuations due to AEs. There were no AEs due to clinically significant abnormal vital signs, ECG or laboratory assessments. All participants that received either sevasemten or placebo experienced Grade 1 dizziness with 2 of 5 participants that received sevasemten reporting somnolence.

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

ARCH Open Label Data

In December 2021, we initiated our ARCH open label, single-center trial of sevasemten in 12 adults with Becker, including all seven participants from our Phase 1b first-in-human trial (following a 3-month washout). ARCH was designed to evaluate the safety, PK, changes in biomarkers of muscle damage such CK and fast skeletal muscle troponin I, measures of function with North Star Ambulatory Assessment (NSAA)/North Star Assessment for Limb-Girdle Type Muscular Dystrophies(NSAD), time function tests and patient-reported outcomes. The schematic below outlines the overall trial design. ARCH was designed to monitor patients for two years and was completed in March 2024.

ARCH Trial Design – 24 Months

The patients in ARCH had significant functional impairment and evidence of decreased muscle mass at baseline. All individuals had a decreased ability to perform functional measures such as the 10-meter walk-run or rise from floor, decreased creatinine that is derived directly from muscle, decreased lean body mass on DXA, and elevated CK consistent with ongoing muscle damage, all consistent with decreased muscle mass and function. NSAA scores for these individuals ranged from 4 to 31.

At 24 months, sevasemten continued to be well tolerated following escalation to the 20 mg dose, after initially receiving a 10 mg and 15 mg doses. An overview of the AEs observed up to the 12 and 24-month timepoints can be seen in the table below.

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

Observations from ARCH identified key factors, including the optimal dosing strategy of sevasemten, for the design of a potentially registrational trial in Becker. Through MESA, our open label extension trial, following 36 months of treatment for patients previously enrolled in ARCH, we observed sustained disease stabilization. Notably, NSAA scores for participants who rolled over from ARCH remained stable, relative to expected functional declines seen in multiple Becker natural history studies, reinforcing prior ARCH findings.

In ARCH, Open Label Data In Becker Demonstrated Sustained Disease Stabilization At Three Years

Phase 2 Clinical Trial in Becker (CANYON trial and GRAND CANYON cohort)

In July 2022, we initiated our CANYON Phase 2 clinical trial of sevasemten, a multi-center, double blind, randomized, placebo-controlled study, assessing the effect of sevasemten over a 12-month period on safety, PK, biomarkers of muscle damage (e.g., CK, troponins, myoglobin), and functional measures in individuals with Becker aged 12 years and above. This placebo-controlled trial successfully recruited 69 individuals at 16 sites in the United States, United Kingdom, and the Netherlands.

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

TNNI2, an on-target biomarker of fast muscle fiber damage, demonstrated rapid and sustained decreases with sevasemten treatment

In February 2025, we completed enrollment, including over-enrolling beyond the target 120 Becker adults, in the GRAND CANYON pivotal cohort. Based on the positive Phase 2 CANYON results, we continue to engage the FDA and European Medicines Agency about marketing authorization filing strategies for sevasemten in Becker. Through MESA, our open label extension trial, following 18 months of treatment for patients previously enrolled in CANYON, we observed sustained disease stabilization. Notably, NSAA scores of participants who rolled over from CANYON trend toward improvement, diverging from expected functional declines seen in multiple Becker natural history studies, reinforcing prior CANYON findings.

In CANYON, Open Label Data In Becker Demonstrated Sustained Disease Stabilization At 18 Months

Exercise Challenge Study (DUNE Study)

In November 2022, we initiated a Phase 2 Exercise Challenge Study (DUNE), to investigate the effect of sevasemten on muscle injury biomarkers following exercise, studied at a single site in Denmark. The trial is a 16-week randomized, double-blind, placebo-controlled Phase 2 trial assessing safety, PK and biomarker response to exercise in adults with Becker, LGMD or McArdle disease. At the 2024 World Muscle Society meeting, we presented topline results from the DUNE study. showing sevasemten was well tolerated across 21 participants: Becker (n=9), LGMD (n=9) and McArdle (n=3). In the Becker cohort, sevasemten showed significant reductions in biomarker of muscle damage including a 45% decrease in CK after 16 weeks of treatment. At 24 hours post exercise, TNNI2 reduced 75% and CK by 49% in the sevasemten-treated group. The data further support the safety and efficacy profile of sevasemten in Becker.

Open-Label Extension in Becker (MESA)

In November 2023, we initiated our MESA open-label extension that will assess the long-term effect of sevasemten on safety, biomarkers and functional measures in adults and adolescents with Becker. MESA will provide continued access to sevasemten treatment to participants who were previously enrolled in ARCH, CANYON (including GRAND CANYON), and DUNE. To date, 99% of eligible participants completing these trials have enrolled in MESA. In June 2025, we announced positive data from MESA in participants previously enrolled in ARCH and CANYON, which demonstrated sustained disease stabilization, reinforcing prior ARCH and CANYON findings.

Phase 2 Clinical Trials in Duchenne (LYNX and FOX Studies)

In October 2023, we announced the expansion of our sevasemten program in Duchenne. The LYNX trial in children with Duchenne rapidly enrolled at 14 sites across the United States, across five cohorts. Based on the safety profile observed to date, we added additional cohorts to continue dose escalation of sevasemten. LYNX is designed to identify a dose of sevasemten that will reduce biomarkers of muscle damage and has the potential to provide functional benefit to patients in a Phase 3 trial. Additionally, a cohort includes children aged four to seven years with Duchenne who are not currently treated with corticosteroids. Patients within the LYNX trial are initially dosed in placebo-controlled cohorts over 12 weeks, then continue on to the open label portion of the trial for up to 48 months. In June 2025, we announced encouraging observations from the LYNX Phase 2 placebo-controlled trial in participants with Duchenne across several functional measures, including Stride Velocity 95th Centile (SV95C), NSAA and 4 stair-climb, while identifying a dose of 10 mg for further evaluation.

We initiated the FOX trial, a Phase 2 placebo-controlled trial in children and adolescents with Duchenne who have been previously treated with gene therapy. The FOX trial is assessing the effect of sevasemten over 12 weeks on safety, PK and biomarkers of muscle damage. The trial will also explore changes in functional measures, such as the NSAA and self-reported/caregiver-reported outcomes. Participants, aged six to 17 years, are enrolled in the trial at seven sites across the United States. Participants will then continue in an open-label extension portion of the trial for up to 36 months to gain further insights into safety, PK, function and biomarker measures. In June 2025, we reported initial results from the FOX Phase 2 placebo-controlled trial in participants with Duchenne previously treated with gene therapy that also supported that sevasemten 10 mg has the potential to reduce the rate of functional decline.

Natural History Study

In 2022, we commenced an observational natural history study being conducted in collaboration with the GRASP-LGMD Consortium. Enrollment was completed in 2025.

EDG-7500: A Novel Molecule for the Treatment of Patients with HCM and Other Diseases of Diastolic Dysfunction with Significant Unmet Needs

Overview

In the course of our EDG-003 cardiometabolic discovery program, a unique series of cardiac modulators with novel mechanisms of action have been identified. One of these agents, the small molecule EDG-7500, has unique properties that may lead to a novel therapeutic approach for patients with HCM. The effects of EDG-7500 on cardiac function overlap with some of the desirable attributes of the cardiac myosin inhibitors (CMIs) such as BMS’s CAMZYOS® (mavacamten) and Cytokinetics’ MYQORZO (aficamten). However, there are differences in EDG-7500’s effects on cardiac function from those of CMIs that we believe have the potential to yield a superior target product profile for the treatment of multiple phenotypes of HCM and may also have therapeutic benefit in sub-populations of patients with heart failure with preserved ejection fraction (HFpEF).

Disease Background and Current Treatment Limitations

HCM is the most common form of genetic heart disease, affecting approximately one in 200-500 individuals. HCM is caused by abnormal proteins in the heart, including cardiac myosin, that lead to excessive cardiac contraction. Over time, abnormal proteins in the heart, many of which are inherited, lead to excessive cardiac contraction, referred to as hypercontractility. This disruption in cardiac muscle contractility leads to increased stress and thickening of the walls of the major pumping chamber of the heart, the left ventricle (LV). The LV becomes less compliant and therefore less able to fill with and pump blood. This results in a decrease in the LV chamber volume. HCM patients can become extremely limited in their functional capacity and ability to perform the activities of daily living. They may also have episodic lightheadedness and loss of consciousness (syncope). In addition, these patients are at increased risk of heart failure, stroke, atrial fibrillation (AF), and sudden cardiac arrest.

HCM can be divided into patients with obstructive disease, known as obstructive HCM (oHCM) and those with non-obstructive disease (nHCM). The pathophysiologic feature of obstruction is present in two thirds of patients with HCM, as the mitral valve comes into contact with the thickened muscle of the interventricular septum during the ejection of oxygenated blood from the heart to the systemic circulation. This creates an obstruction to blood flow exiting the heart through the left ventricular outflow tract (LVOT) which results in a pressure gradient between the LV cavity and the systemic circulation. As a result, higher pressures are generated in the left ventricle than normal, and a pressure gradient develops between the LV cavity and the systemic circulation. This pressure gradient can be quantitatively measured by a routine clinical examination using Doppler echocardiography, the most common way oHCM is diagnosed and severity assessed. Patients with nHCM do not develop LVOT obstruction and have normal left ventricular pressures during contraction. They are characterized by the absence of a pressure gradient both at rest and following a variety of physiologic challenges, such as exertion, and non-physiologic maneuvers. Heart failure in nHCM results from diminished filling of the heart due to impaired myocardial relaxation that results from abnormal function of the same proteins that cause hypercontractility. This abnormal cardiac physiology, termed diastolic dysfunction leads to a decrease in cardiac output that is particularly severe when an HCM patient exerts themselves. oHCM patients also have

LV diastolic dysfunction in addition to obstruction of blood flow in the LVOT. The clinical manifestations of oHCM and nHCM are generally similar though oHCM patients may experience more symptoms of lightheadedness and syncope.

Abnormalities in Heart Muscle Structure and Function Lead to Severe Abnormalities in HCM

Current Management of HCM

Physicians classify both oHCM and nHCM patients using the New York Heart Association (NYHA) functional classification system (class I-IV), which reflects the degree of physical limitation and guides treatment decisions. The majority of diagnosed HCM patients are symptomatic (NYHA class II-IV) and require active treatment. NYHA class I HCM patients generally do not receive pharmacologic treatment unless they meet guideline-based criteria indicating elevated sudden cardiac death risk, in which case implantable cardioverter-defibrillator therapy may be recommended. Otherwise, class I HCM patients will remain under routine surveillance.

From a therapeutic standpoint, current pharmacologic management is anchored in addressing two distinct clinical challenges: relief of symptomatic LVOT obstruction in oHCM and symptom management in nHCM.

In oHCM, in addition to diastolic dysfunction (impaired relaxation and compliance), obstruction arises when a typically hyperdynamic, hypertrophied left ventricle, often with systolic anterior motion in the mitral valve, creates a dynamic outflow gradient that produces symptoms by limiting forward flow. Accordingly, the therapies of oHCM aim to reduce LVOT gradient in symptomatic patients. Historically, negative inotropes (beta blockers, non-dihydropyridine calcium channel blockers, and disopyramide) have demonstrated symptomatic benefit, largely in smaller and older clinical studies, and act by blunting calcium-dependent pathways and reducing cardiac contractility. CMIs reduce obstruction through a distinct mechanism, decreasing the number of force-generating myosin heads available to interact with actin, which decreases contractile force and LVOT gradients.

In contrast, nHCM is driven by diastolic dysfunction, elevated filling pressures, microvascular dysfunction, and myocardial ischemia. No randomized, evidence-based pharmacologic therapies have been shown to improve outcomes in nHCM, leaving a significant unmet need. Symptom control is largely empiric; beta blockers or non-vasodilating calcium channel blockers may reduce angina-like symptoms attributable to supply-demand mismatch by lowering heart rate and myocardial work, but fail to normalize core diastolic abnormalities (early relaxation, end-diastolic compliance).

The CMI class has validated a targeted approach in oHCM. CAMZYOS®, approved by the FDA in April 2022, and MYQORZO, approved by the FDA in December 2025, demonstrated improvements in functional capacity and symptoms in symptomatic oHCM (NYHA class II-III), confirming both clinical efficacy and commercial viability of mechanism-based therapies. However, CMIs present adoption constraints despite efficacy:

●	black box warning for heart failure risk;
●	echo-guided titration requirements, adding clincal and operational complexity; and
●	risk evaluation and mitigation strategy (REMS) requirements, which can limit prescribing flexibility and increase administrative burden.

As oHCM or nHCM progresses, options narrow, often requiring septal reduction procedures or, in advanced cases, heart transplantation. The dynamic highlights a clear opportunity for differentiated, targeted therapies, especially in the underserved nHCM segment with no approved, randomized, outcome directed pharmacologic options.

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

Our Approach and Preclinical Data

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

EDG-7500 Leads to Rapid Improvement of nHCM Cardiac Structure and Function After a Single Dose

In summary, we have observed that EDG-7500 is a first-in-class cardiac sarcomeric modulator that targets the underlying pathophysiology of HCM. Preclinical data in models of both obstructed and non-obstructed HCM suggest the ability to drive a broadly effective clinical response at a low risk of decreasing left ventricular ejection fraction below normal at all doses tested. Due to EDG-7500’s self-limiting mechanism on systolic contraction, we plan to investigate fixed-dose regimens of EDG-7500 thus potentially eliminating the echo-mediated dose titration and intense follow-up requirements of current therapies.

EDG-7500 Clinical Plan

EDG-7500 Phase 1 Clinical Trial

In September 2023, we announced initial dosing in a Phase 1 trial of EDG-7500 which assessed the tolerability, PK, and pharmacodynamics of EDG-7500 in healthy adults. In September 2024, the Company announced topline data of EDG-7500 from the Phase 1 trial in healthy subjects. In the placebo-controlled Phase 1 SAD trial (n=48), healthy subjects received single doses of EDG-7500, ranging from 5 to 300 mg. In the MAD portion of the trial (n=24), healthy subjects received 25 to 100 mg once daily for 14 days. EDG-7500 was well tolerated in both the SAD and MAD; there were no clinically meaningful changes or trends in vital signs, clinical chemistry, hematology, or electrocardiograms. There were no meaningful changes in LVEF for all SAD and MAD subjects across a broad range of EDG-7500 exposures. In the MAD portion of the trial, a half-life of approximately 30 hours was observed, and steady state was achieved in approximately 4 days after the start of once-daily dosing. Generally, dose proportional increases in exposure were observed in both SAD and MAD.

EDG-7500 Phase 2 Clinical Trial (CIRRUS-HCM)

In April 2024, we initiated CIRRUS-HCM, a four-part, multi-center, open-label trial, in 107 patients with HCM at up to 22 clinical sites in the U.S. The primary objective of Part A of the trial was to evaluate the safety and tolerability of a single oral dose of EDG-7500. Other key outcome measures included PK, LVEF, and resting and provocable LVOT gradient. In the fourth quarter of 2024, we opened and began enrolling the 28-day arms (Part B and Part C) and the 12-week open label extension (Part D) of the CIRRUS-HCM trial in patients with oHCM and nHCM. CIRRUS-HCM Part D is designed to explore exposure-response correlations and assess biomarker-guided dose optimization to inform the design of Phase 3 trials expected in the second half of 2026. We plan to report initial CIRRUS-HCM data from Part D in the first half of 2026.

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

In CIRRUS-HCM Part B, patients with oHCM received a once-daily dose of 50 or 100 mg of EDG-7500 for four weeks. A 71% mean reduction in resting LVOT pressure gradient (LVOT-G) and a 58% mean reduction in provokable (Valsalva) LVOT-G were observed in patients receiving the 100 mg dose.

EDG-7500 Led to Significant Reductions of Resting and Valsalva LVOT-G in the 100 mg Cohort

Treatment with 100 mg of EDG-7500 also demonstrated a 62% mean reduction from baseline in NT-proBNP, a key biomarker of heart failure.

EDG-7500 Administration Resulted in Rapid and Robust Reductions in NT-proBNP, a Key Marker of Heart Failure in HCM

In addition, positive trends in echocardiographic parameters of diastolic function were observed following treatment with EDG-7500. Clinically meaningful improvements were also observed on the Kansas City Cardiomyopathy Questionnaire Overall Summary Score (KCCQ-OSS), with a substantial mean increase of 23 points observed at the 100 mg dose. In addition, treatment with 100 mg of EDG-7500 over four weeks demonstrated improvements on the NYHA functional class score. 78% of participants improved by ≥ 1 NYHA class, and 67% improved to NYHA class I (i.e. asymptomatic).

In CIRRUS-HCM Part C, patients with nHCM received a once-daily dose of 50 or 100 mg of EDG-7500 for four weeks. Treatment with 100 mg of EDG-7500 demonstrated a 42% mean reduction from baseline in NT-proBNP, a key biomarker of heart failure.

Like oHCM Patients, EDG-7500 Resulted in Rapid and Robust Reductions in NT-proBNP in Patients with nHCM

The results observed in Part B and Part C in patients with oHCM and nHCM were achieved without meaningful reductions in LVEF. Importantly, there were no LVEF values <50% at any timepoint. The most frequently reported adverse events were dizziness, upper respiratory tract infection, and AF, nearly all of which were considered mild to moderate in severity.

Gradient Relief in oHCM and nHCM Patients was Achieved Without a Meaningful Reduction in LVEF

Enrollment in Part D of the CIRRUS-HCM trial was completed in the first quarter of 2026. For patients who completed 12 weeks of dosing in Part D (8 with oHCM and 12 with nHCM), EDG-7500 generally had a favorable safety profile and was well tolerated. Consistent with previous observations, no clinically significant changes in LVEF or reductions in LVEF to below 50% were observed, with EDG-7500 continuing to demonstrate a differentiated LVEF profile relative to CMIs.

EDG-15400: A Novel Molecule for the Treatment of Patients with HFpEF

Overview and Disease Background

Edgewise is developing a novel small molecule, EDG-15400, with a distinct mechanism of action for the treatment of HFpEF. Heart failure (HF) is a growing global clinical syndrome that affects approximately 6.7 million individuals in the United States and more than 60 million people worldwide. Approximately half of all patients with HF are diagnosed with HFpEF, defined by a left ventricular ejection fraction of 50% or greater. HFpEF is a heterogeneous and complex syndrome with multiple contributing factors, including advanced age, inflammation, cardiometabolic stress, lifestyle factors, and coexisting medical conditions. This heterogeneity has historically complicated disease characterization and clinical development.

Patients with HFpEF commonly experience symptoms such as dyspnea, fatigue, and peripheral edema, which can range in severity and substantially impair quality of life. HFpEF is associated with a high burden of hospitalization, with reported 30-day readmission rates of approximately 20–30%, as well as significant morbidity and mortality, with published estimates suggesting 5-year mortality rates of approximately 50–60%

Current Management and Unmet Need of HFpEF

HFpEF management includes non-pharmacological strategies such as sodium restriction, exercise, and cardiac rehabilitation, as well as pharmacologic therapy aimed at reducing mortality and hospitalizations, improving symptoms, and managing comorbidities. SGLT2 inhibitors, mineralocorticoid receptor antagonists (MRA), angiotensin II receptor blockers (ARB), and angiotensin receptor neprilysin inhibitors (ARNI) are the four components of guideline directed medical therapy. Diuretics are used as needed to manage congestion. Nonetheless, HFpEF remains a disorder associated with significant morbidity, mortality, and economic and healthcare burden.

Diastolic dysfunction is widely recognized as a central feature of HFpEF and a major contributor to impaired cardiac reserve in affected patients. Despite its importance in disease pathophysiology, current therapies for HFpEF do not directly target diastolic dysfunction. Diastolic dysfunction is a key feature of HFpEF and EDG-15400 is being evaluated for its potential to modulate pathways relevant to diastolic function, which may address an unmet medical need in HFpEF.

Phase 1 Clinical Trial

EDG-15400 is currently being studied in a Phase 1 trial of healthy adults. The trial is being conducted in healthy adult volunteers to assess the safety, tolerability, PK, and pharmacodynamics of single and multiple ascending doses of EDG-15400. It also includes assessments of the effect of food on drug absorption and comparisons of different formulations. This first-in-human study aims to support future clinical development in HFpEF and is expected to report topline results in the first half of 2026.

We also plan to initiate a Phase 2 trial in participants with HFpEF in the second half of 2026.

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

We have engaged CDMOs to manufacture sevasemten, EDG-7500, and EDG-15400 for preclinical and clinical use. All of our product candidates are small molecules and are manufactured in synthetic processes from readily available starting materials. We obtain our supplies from these CDMOs on a purchase order basis and do not have a long-term supply arrangement in place. We do not currently have arrangements in place for redundant supply. For all of our product candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to seeking regulatory approval.

Sales and Marketing

If any of our product candidates are approved, we currently intend to market and commercialize them in the United States and select international markets, either alone or in collaboration with others.

Competition

Sevasemten

There is no cure for Becker and no approved therapies on the market to treat the disease.

Approximately 70% of patients with Duchenne are treated with corticosteroids to manage the inflammatory component of the disease. Deflazacort and prednisone are FDA-approved corticosteroids and are marketed by multiple companies. In October 2023, the FDA granted AGAMREE (vamorolone) approval in Duchenne patients aged 2 years and older, and Catalyst Pharmaceuticals, Inc. has commercialized this product in the United States following its North America exclusive license deal with Santhera.

In addition, there are four exon skipping drugs which are marketed under an accelerated approval pathway from the FDA: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked phosphorodiamidate morpholino oligomers (PMOs) approved for the treatment of Duchenne patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of Duchenne patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. In May 2024, Nippon Shinyaku Co. Ltd. announced that no statistical significance was observed between the treatment group and the placebo group in VILTEPSO’s confirmatory study. In November 2025, Sarepta announced that AMONDYS 45 and VYONDYS 53 missed their primary endpoint in the confirmatory study. These results may affect these three drugs’ accelerated FDA approval. In June 2022, PTC Therapeutics presented new topline results with Translarna (ataluren), for patients with nonsense mutation Duchenne, a subset of the disease that impacts between 10% and 15% of patients. It remains unclear if the data will lead to FDA approval of Translarna, for which the company resubmitted the NDA in October 2024. Translarna has been conditionally approved in the European Union and Brazil for ambulatory patients aged 2 years and older with Duchenne resulting from a nonsense mutation in the dystrophin gene. However, in March 2025, the European Commission adopted the negative opinions issued by the Committee for Medicinal Products for Human Use of the EMA for the renewal of conditional marketing authorization of Translarna. While this action effectively removes Translarna’s marketing authorization in the European Economic Area, individual countries within the EU can leverage existing legislation to allow continued use of Translarna. In February 2026, PTC Therapeutics withdrew its application to the FDA for Translarna in nonsense mutation Duchenne after receiving feedback on its filing.

In June 2023, the FDA approved Sarepta’s Biologics License Application seeking accelerated approval of their microdystrophin gene therapy, Elevidys (delandistrogene moxeparvovec), for the treatment of ambulant individuals with Duchenne between the ages of four to five years. In June 2024, the FDA granted Elevidys full approval for the treatment of ambulatory individuals aged 4 years and older, and accelerated approval for the treatment of non-ambulatory individuals aged 4 years and older. However, in November 2025, the FDA revised the Elevidys indication to limit to ambulatory individuals 4 years or older and added black box warnings about risks of acute and fatal liver injuries. Other companies focused on developing genetic based therapies for Duchenne that target dystrophin mechanisms include Solid Biosciences Inc., Genethon, Dyne Therapeutics, Avidity Biosciences, REGENXBIO, Wave Life Sciences, and Entrada Therapeutics. In September 2025, Avidity Biosciences announced positive topline and functional Phase 1/2 data for del-zota, demonstrating a statistically significant increase in dystrophin in individuals with Duchenne amenable to exon 44 skipping. In December 2025, Dyne announced top line Phase 1/2 data for zeleciment rostudirsen (z-rostudirsen) demonstrating a statistically significant increase in dystrophin in individuals with Duchenne amenable to exon 51 skipping. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics.

We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of Duchenne. In March 2024, the FDA approved Duvyzat (givinostat) for the treatment of Duchenne muscular dystrophy in patients aged six years and older. The European Commission granted Duvyzat a conditional approval in June 2025. Moreover, in June 2021, Italfarmaco released top line Phase 2 data for givinostat in Becker. Givinostat did not show a significant difference in the primary endpoint compared to placebo. The future of this program in Becker is uncertain. In June 2025, Capricor Therapeutics, Inc. announced that the FDA has granted ODD to Deramiocel, the company’s lead cell therapy candidate, for the potential treatment of Becker, and this candidate is currently under regulatory review. Satellos Bioscience, Inc. is developing an orally administered small molecule drug designed to address deficits in muscle repair and regeneration and announced functional data from a Phase 1b trial in adult patients with Duchenne in May 2025.

EDG-7500

Current first-line pharmaceutical treatment for patients with oHCM and nHCM consists of non-vasodilating beta blockers and non-dihydropyridine calcium channel blockers. Commonly prescribed beta-blockers are atenolol, propranolol, and metoprolol. Verapamil and diltiazem are calcium channel blockers used in the treatment of symptomatic oHCM and nHCM. For oHCM patients who remain symptomatic, a sodium channel blocker with negative ionotropic drug properties may also be added, typically disopyramide (either Pfizer’s Norpace, marketed by Pfizer, or a generic form marketed by several companies) and/or Camzyos (mavacamten), a cardiac myosin inhibitor (CMI), may also be added.

In the field of emerging treatments for HCM, competitors include Bristol-Myers Squibb (BMS), Cytokinetics, Imbria Pharmaceuticals, Lexicon Pharmaceuticals, and Celltrion, and Braveheart Bio. BMS markets Camzyos (mavacamten), a CMI intended for the treatment of adults with symptomatic NYHA class II-III oHCM. To date, Camzyos (mavacamten) has secured marketing approvals in the US, Europe, and other countries across five continents. In December 2025, Cytokinetics received FDA approval and a positive opinion recommending marketing authorization from the Committee for Medicinal Products for Human Use (CHMP) of the EMA for the treatment of oHCM in NYHA II-III for its CMI aficamten, marketed as Myqorzo, beginning in the first quarter of 2026. In the second quarter of 2024, BMS and Cytokinetics initiated a study of mavacamten and aficamten, respectively, in pediatric population with symptomatic oHCM. In April 2025, BMS reported that its Phase 3 study of mavacamten in nHCM failed to meet its dual primary endpoints. Cytokinetics is exploring Myqorzo in an ongoing Phase 3 nHCM clinical trial. Lexicon Pharmaceuticals is currently conducting a Phase 3 study of Sotagliflozin, an SGLT 1/2 inhibitor, for the treatment of oHCM and nHCM. Braveheart Bio is planning to initiate a global Phase 3 clinical trial in oHCM in 2026.

Other drugs in development that do not target cardiac myosin include Imbria Pharmaceuticals’ ninerafaxstat (IMB-101), a partial fatty acid oxidation (pFOX) inhibitor, Celltrion’s CT-G20, an anti-arrhythmic cibenzoline succinate, and Univar Solutions’ trientine dihydrochloride, a selective copper II chelator. In November 2023, Imbria announced Phase 2 nHCM topline results of ninerafaxstat with full results published in March 2024, and in the second quarter of 2025, initiated a Phase 2b nHCM trial of ninerafaxstat. In the third quarter of 2024, Lexicon Pharmaceuticals initiated a Phase 3 trial of sotagliflozin, an SGLT1 and SGLT2 inhibitor, in patients with symptomatic oHCM and nHCM. We have limited knowledge of CT-G20’s Phase 1 oHCM trial status, while the trientine Phase 2 oHCM clinical trial is ongoing. A myosin binding protein C3-targeting gene therapy candidate, TN-201, is being developed by Tenaya Therapeutics for genetic HCM. TN-201 is currently in a Phase 1b/2 study for which interim results were announced in December 2024 with additional results presented at the 2025 American College of Cardiology Scientific Sessions. We are aware of several preclinical HCM programs including: JN-210, a microRNA activating gene therapy approach being developed by Jaan Biotherapeutics; HTX-001, an antisense oligonucleotide approach being developed by Haya Therapeutics; CDR348T and CDR641L, both are non-coding RNA-based therapies being developed by Cardior Pharmaceuticals (acquired by Novo Nordisk in May 2024). We are also aware of several early-stage preclinical HCM gene therapy assets being developed by DiNAQOR, DINA-003 and DINA-001, the latter in collaboration with BioMarin Pharmaceuticals (BMN-293/DINA-001). In August 2024, BioMarin announced the discontinuation of the development of BMN-293. We have limited knowledge of DINAQOR’s future development plans for DINA-001/BMN-293. Another HCM gene therapy approach targeting cardiac troponin I3 (TNNI3), LX2022, is being developed by Lexeo Therapeutics. To the best of our knowledge, the program is currently in a preclinical stage.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our drug candidates, technology and know-how, to operate without infringing the proprietary or intellectual property rights of others and to prevent others from infringing our proprietary or intellectual property rights. We plan to protect our proprietary and intellectual property position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements and drug candidates that are important to the development and implementation of our business. We also rely on trade secrets, know-how, trademarks, continuing technological innovation and licensing opportunities to develop and maintain our proprietary and intellectual property position.

We currently, and expect that we will continue to, own or in-license patents and patent applications related to our key drug candidates. We own patents and patent applications that cover compositions of matter, methods of treating diseases such as Duchenne, Becker, LGMD, muscle spasticity disorders, cardiac diseases such as HCM and HFpEF, and combination therapies. As of February 19, 2026, we own a patent portfolio consisting of 23 patent families. We own 9 issued U.S. patents, 5 issued European patents, 3 issued Chinese patents, 8 issued Japanese patents, 3 issued Australian patents, 2 issued Eurasian patents, 1 issued Korean patent, 2 issued Indian patents, 2 issued South African patents, 2 issued Singaporean patents, 2 issued Hong Kong patents, 2 issued Mexican patents, 1 issued Macao patent, 14 pending non-provisional U.S. patent applications, 7 pending PCT applications and 62 pending foreign applications filed in 15 different countries and regions including Europe, Australia, Brazil, Canada, China, Eurasia, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore, South Africa, and Hong Kong. We own two issued U.S., one European, one South African, one Hong Kong, one Singaporean, one Mexican, one Eurasian, one Chinese, one Australian, and one Japanese patent that covers compositions of matter of sevasemten and methods of treatment using sevasemten that are expected to expire in 2039, excluding any patent term extensions. We own one issued U.S. patent that covers composition of matter of EDG-7500 and methods of treatment using EDG-7500, which is expected to expire in 2043, excluding any patent term extensions. We own one issued U.S. patent that covers composition of matter of EDG-15400 and methods of treatment using EDG-15400, which is expected to expire in 2044, excluding any patent term extensions. For our drug candidates, we generally pursue multilayered patent protection covering compositions of matter, methods of use and methods of manufacture. We also intend to pursue patent protection, if available, with respect to biomarkers that may be useful in selecting a patient population for use of our drug candidates. We intend to strengthen the patent protection of our drug candidates and technologies through additional patent application filings.

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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the current administration have led to new policies and changes in the regulations that may impact our clinical development and timelines.

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

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-

priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, that it will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available, or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.

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

The ACA continues to significantly impact the United States’ pharmaceutical industry. Since its enactment, there have been judicial and congressional challenges to certain aspects of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how future litigation or healthcare measures promulgated by the current administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2032, unless additional congressional action is taken. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient programs, and to reform government program reimbursement methodologies for pharmaceutical products. For example, under the American Rescue Plan Act of 2021, Medicaid statutory rebates are no longer capped at 100% of the average manufacturer price. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of the U.S. Department of Health and Human Services (HHS) to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future, or the pricing of our approved product in the U.S. and in foreign countries. The impact of judicial challenges and future regulations, healthcare measures and agency rules by the current administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.

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

Employees and Human Capital

As of December 31, 2025, we had 146 full-time employees. Of these employees, 114 are engaged in research or product development and clinical activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

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

Risks Related to Our Intellectual Property

●	Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Risks Related to Our Dependence on Third Parties

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

We are a late-stage clinical biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are developing precision medicines for rare neuromuscular diseases which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. We commenced operations in 2017, and while we are moving toward becoming a commercial-ready biopharmaceutical company, we have no products approved for commercial sale and have not generated any revenue. In July 2022, we initiated the first of four Phase 2 clinical trials for our product candidate sevasemten, in April 2024, we began enrolling a multipart Phase 2 clinical trial with our product candidate EDG-7500 for people with hypertrophic cardiomyopathy (HCM), and in September 2025, we initiated a Phase 1 trial of healthy adults with our product candidate EDG-15400 with future disease target of heart failure with preserved ejection fraction (HFpEF). We have not yet initiated clinical trials for any other product candidate, including product candidates from our EDG-003 cardiometabolic discovery program. Since our inception in 2017, we have devoted substantially all of our focus and financial resources to discovering, identifying and developing potential product candidates, including advancing our development programs, conducting preclinical studies of our product candidates and initiating clinical trials, organizing and staffing our company, business planning, raising capital and securing related intellectual property rights.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock and public offerings of our common stock. Our net loss was $167.8 million for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $546.4 million. We are advancing sevasemten, EDG-7500, and EDG-15400 in clinical development. Our other programs, including EDG-003, are in preclinical discovery and research stages. As a result, we expect that it will be a couple of years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. For example, we anticipate that our general and administrative expenses will increase in the future as we scale our organization to support clinical advancement, regulatory readiness, and future commercial planning activities. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance, particularly since we expect our expenses to increase if and when our product candidates progress through clinical development as product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our stock.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates, if approved.

Our business depends entirely on the successful discovery, development, regulatory approval and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next couple of years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve several objectives, including:

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

As of December 31, 2025, we had $530.1 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings. We additionally filed a prospectus supplement to the shelf registration statement and entered into a sales agreement with Leerink Partners LLC (Leerink Sales Agreement) on May 10, 2024, under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175.0 million from time to time, through an “at the market offering” program (Leerink ATM). Pursuant to the automatic shelf registration statement, on April 3, 2025, we closed an underwritten registered direct offering of 9,935,419 shares of our common stock for net proceeds of $187.1 million after deducting underwriting discounts and commissions and offering expenses. We have not yet offered or sold any shares of common stock related to the Leerink ATM. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. Our state NOLs may be subject to similar or different limitations. As of December 31, 2025, we had available federal NOL carryforwards of approximately $319.7 million, of which $318.5 million do not expire, and state NOL carryforwards of approximately $333.3 million, of which $32.7 million do not expire.

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

We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. On July 4, 2025, the U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the OBBB Act) was enacted, which makes a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development expenditures and permitting such deductions on a current basis. The OBBB Act did not have a material impact on us. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development (the OECD) have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax (Pillar Two) that has been implemented by several countries in 2024 and is being considered for implementation by other jurisdictions. On January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that exempts U.S.-parented multinational entities from some of the Pillar Two rules (including the fifteen percent global minimum tax) for fiscal years beginning on or after January 1, 2026. Any of these developments or changes in U.S. federal or state or non-U.S. tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

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

Sevasemten and EDG-7500 will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote sevasemten, EDG-7500, EDG-15400, or any other product candidate before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. While we announced topline results from the Phase 2 CANYON trial of sevasemten in individuals with Becker, data from MESA, an open label extension that is providing continued access to individuals with Becker, encouraging observations from the LYNX Phase 2 trial in participants with Duchenne across functional measures, initial results from the FOX Phase 2 trial in participants with Duchenne, and for our multipart Phase 2 CIRRUS-HCM trial of EDG-7500, from Part A, the single-dose arm in patients with obstructive HCM (oHCM) and Part B and Part C in patients with oHCM and nonobstructive HCM (nHCM), and interim safety results from ongoing Part D trial in patients with oHCM and nHCM, the FDA may disagree with our interpretation of the data and may require additional clinical testing before we can seek regulatory approval and begin commercialization, if at all.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. We cannot guarantee that any of our clinical trials will be conducted as planned or completed on schedule, or at all. Clinical trials can fail at any stage of testing and failure may result from a multitude of factors, including, among other things, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. For example, the primary endpoint of the GRAND CANYON cohort may not be met even though the endpoint trended towards improvement as a secondary endpoint in the earlier cohorts of the CANYON trial, and the trends observed so far in the CANYON trial may not be seen and may not be statistically significant in the GRAND CANYON cohort. In addition, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. We may also discover that the half-life of our product candidates renders them unsuitable for the therapeutic applications we have chosen. As a result, we cannot assure you that any clinical trials that we conduct will demonstrate consistent or adequate efficacy and safety to support marketing approval.

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

For sevasemten trials, we completed our open-label ARCH trial (single site), our CANYON Phase 2 clinical trial (multiple sites), and the DUNE Phase 2 exercise challenge study (single site), as well as completed enrollment of the GRAND CANYON, the pivotal cohort of our Phase 2 CANYON clinical trial in individuals with Becker (multiple sites), and the LYNX and FOX Phase 2 studies in Duchenne (multiple sites). We have also completed enrollment for an industry-sponsored, global, prospective registry investigating the natural history of adults with

Becker aged 18 years and older. However, we may not be successful in achieving our goal of establishing natural history reference data points. For EDG-7500 trials, we completed the Phase 1 trial in healthy subjects and for CIRRUS-HCM, our multipart Phase 2 trial, we completed Part A, the single-dose arm in patients with oHCM and Part B and Part C in patients with oHCM and nHCM, respectively, as well as completed enrollment of Part D. However, we may experience difficulty with enrollment and/or maintenance of patients in Part D of the CIRRUS-HCM trial. Additionally, we initiated a Phase 1 trial of healthy adults with our product candidate EDG-15400 with future disease target of HFpEF.

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

In addition, there are four exon skipping drugs which are marketed under an accelerated approval pathway from the FDA: EXONDYS 51 (eteplirsen), AMONDYS 45 (casimersen) and VYONDYS 53 (golodirsen), which are naked phosphorodiamidate morpholino oligomers (PMOs) approved for the treatment of Duchenne patients amenable to Exon 51, Exon 45 and Exon 53 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc., and VILTEPSO (vitolarsen), a naked PMO approved for the treatment of Duchenne patients amenable to Exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. In May 2024, Nippon Shinyaku Co. Ltd. announced that no statistical significance was observed between the treatment group and the placebo group in VILTEPSO’s confirmatory study. In November 2025, Sarepta announced that AMONDYS 45 and VYONDYS 53 missed their primary endpoint in the confirmatory study. These results may affect these three drugs’ accelerated FDA approval. In June 2022, PTC Therapeutics presented new topline results with Translarna (ataluren), for patients with nonsense mutation Duchenne, a subset of the disease that impacts between 10% and 15% of patients. It remains unclear if the data will lead to FDA approval of Translarna, for which the company resubmitted the NDA in October 2024. Translarna has been conditionally approved in the European Union and Brazil for ambulatory patients aged 2 years and older with Duchenne resulting from a nonsense mutation in the dystrophin gene. However, in March 2025, the European Commission adopted the negative opinions issued by the Committee for Medicinal Products for Human Use of the EMA for the renewal of conditional marketing authorization of Translarna. While this action effectively removes Translarna’s marketing authorization in the European Economic Area, individual countries within the EU can leverage existing legislation to allow continued use of Translarna. In February 2026, PTC Therapeutics withdrew its application to the FDA for Translarna in nonsense mutation Duchenne after receiving feedback on its filing.

In June 2023, the FDA approved Sarepta’s Biologics License Application seeking accelerated approval of their microdystrophin gene therapy, Elevidys (delandistrogene moxeparvovec), for the treatment of ambulant individuals with Duchenne between the ages of four to five years. In June 2024, the FDA granted Elevidys full approval for the treatment of ambulatory individuals aged 4 years and older, and accelerated approval for the treatment of non-ambulatory individuals aged 4 years and older. However, in November 2025, the FDA revised the Elevidys indication to limit to ambulatory individuals 4 years or older and added black box warnings about risks of acute and fatal liver injuries. Other companies focused on developing genetic based therapies for Duchenne that target dystrophin mechanisms include Solid Biosciences Inc., Genethon, Dyne Therapeutics, Avidity Biosciences, REGENXBIO, Wave Life Sciences, and Entrada Therapeutics. In September 2025, Avidity Biosciences announced positive topline and functional Phase 1/2 data for del-zota, demonstrating a statistically significant increase in dystrophin in individuals with Duchenne amenable to exon 44 skipping. In December 2025, Dyne announced top line Phase 1/2 data for zeleciment rostudirsen (z-rostudirsen) demonstrating a statistically significant increase in dystrophin in individuals with Duchenne amenable to exon 51 skipping. Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta Therapeutics.

We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of Duchenne. In March 2024, the FDA approved Duvyzat (givinostat) for the treatment of Duchenne muscular dystrophy in patients aged six years and older. The European Commission granted Duvyzat a conditional approval in June 2025. Moreover, in June 2021, Italfarmaco released top line Phase 2 data for givinostat in Becker. Givinostat did not show a significant difference in the primary endpoint compared to placebo. The future of this program in Becker is uncertain. In June 2025, Capricor Therapeutics, Inc. announced that the FDA has granted ODD to Deramiocel, the company’s lead cell therapy candidate, for the potential treatment of Becker, and this candidate is currently under regulatory review. Satellos Bioscience, Inc. is developing an orally administered small molecule drug designed to address deficits in muscle repair and regeneration and announced functional data from a Phase 1b trial in adult patients with Duchenne in May 2025.

With EDG-7500, we expect to face competition from existing products and products in development. Current first-line pharmaceutical treatment for patients with oHCM and nHCM consists of non-vasodilating beta blockers and non-dihydropyridine calcium channel blockers. Commonly prescribed beta-blockers are atenolol, propranolol, and metoprolol. Verapamil and diltiazem are calcium channel blockers used in the treatment of symptomatic oHCM and nHCM. For oHCM patients who remain symptomatic, a sodium channel blocker with negative ionotropic drug properties may also be added, typically disopyramide (either Pfizer’s Norpace, marketed by Pfizer, or a generic form marketed by several companies) and/or Camzyos (mavacamten), a cardiac myosin inhibitor (CMI), may also be added.

In the field of emerging treatments for HCM, competitors include Bristol-Myers Squibb (BMS), Cytokinetics, Imbria Pharmaceuticals, Lexicon Pharmaceuticals, and Celltrion, and Braveheart Bio. BMS markets Camzyos (mavacamten), a CMI intended for the treatment of adults with symptomatic NYHA class II-III oHCM. To date, Camzyos (mavacamten) has secured marketing approvals in the US, Europe, and other countries across five continents. In December 2025, Cytokinetics received FDA approval and a positive opinion recommending marketing authorization from the Committee for Medicinal Products for Human Use (CHMP) of the EMA for the treatment of oHCM in NYHA

II-III for its CMI aficamten, marketed as Myqorzo, beginning in the first quarter of 2026. In the second quarter of 2024, BMS and Cytokinetics initiated a study of mavacamten and aficamten, respectively, in pediatric population with symptomatic oHCM. In April 2025, BMS reported that its Phase 3 study of mavacamten in nHCM failed to meet its dual primary endpoints. Cytokinetics is exploring Myqorzo in an ongoing Phase 3 nHCM clinical trial. Lexicon Pharmaceuticals is currently conducting a Phase 3 study of Sotagliflozin, an SGLT 1/2 inhibitor, for the treatment of oHCM and nHCM. Braveheart Bio is planning to initiate a global Phase 3 clinical trial in oHCM in 2026.

Other drugs in development that do not target cardiac myosin include Imbria Pharmaceuticals’ ninerafaxstat (IMB-101), a partial fatty acid oxidation (pFOX) inhibitor, Celltrion’s CT-G20, an anti-arrhythmic cibenzoline succinate, and Univar Solutions’ trientine dihydrochloride, a selective copper II chelator. In November 2023, Imbria announced Phase 2 nHCM topline results of ninerafaxstat with full results published in March 2024, and in the second quarter of 2025, initiated a Phase 2b nHCM trial of ninerafaxstat. In the third quarter of 2024, Lexicon Pharmaceuticals initiated a Phase 3 trial of sotagliflozin, an SGLT1 and SGLT2 inhibitor, in patients with symptomatic oHCM and nHCM. We have limited knowledge of CT-G20’s Phase 1 oHCM trial status, while the trientine Phase 2 oHCM clinical trial is ongoing. A myosin binding protein C3-targeting gene therapy candidate, TN-201, is being developed by Tenaya Therapeutics for genetic HCM. TN-201 is currently in a Phase 1b/2 study for which interim results were announced in December 2024, with additional results presented at the 2025 American College of Cardiology Scientific Sessions. We are aware of several preclinical HCM programs including: JN-210, a microRNA activating gene therapy approach being developed by Jaan Biotherapeutics; HTX-001, an antisense oligonucleotide approach being developed by Haya Therapeutics; CDR348T and CDR641L, both are non-coding RNA-based therapies being developed by Cardior Pharmaceuticals (acquired by Novo Nordisk in May 2024). We are also aware of several early-stage preclinical HCM gene therapy assets being developed by DiNAQOR, DINA-003 and DINA-001, the latter in collaboration with BioMarin Pharmaceuticals (BMN-293/DINA-001). In August 2024, BioMarin announced the discontinuation of the development of BMN-293. We have limited knowledge of DINAQOR’s future development plans for DINA-001/BMN-293. Another HCM gene therapy approach targeting cardiac troponin I3 (TNNI3), LX2022, is being developed by Lexeo Therapeutics. To the best of our knowledge, the program is currently in a preclinical stage.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. In sevasemten, on April 15, 2024, we announced positive two-year topline results from the ARCH open label trial of sevasemten in adults with Becker, on December 16, 2024, we announced positive topline data from the Phase 2 CANYON trial of sevasemten in individuals with Becker, and, on June 26, 2025, we announced encouraging topline data from our Phase 2 Duchenne trials, LYNX and FOX, and positive data from MESA, an open label extension trial that is providing continued access to sevasemten to participants with Becker who were previously enrolled in ARCH, or completed CANYON, including the GRAND CANYON pivotal cohort, or DUNE. In EDG-7500, on September 19, 2024, we announced positive topline data from the Phase 1 trial of EDG-7500 in healthy subjects and the Part A single-dose arm of the Phase 2 multipart CIRRUS-HCM trial in patients with oHCM, on April 2, 2025, we announced positive topline results from Part B and Part C of the Phase 2 multipart CIRRUS-HCM trial in patients with oHCM and nHCM, and on December 24, 2025, we announced favorable interim safety results from Part D of the Phase 2 multipart CIRRUS-HCM trial in patients with oHCM and nHCM. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we are continuing to evaluate additional secondary and exploratory endpoints for our CANYON trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program or any other product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

Duchenne and Becker are rare, genetic neuromuscular disorders. We estimate that Duchenne occurs in approximately 35,000 patients in the US, EU-5 and Japan. Becker has a much lower incidence of approximately 1 in every 18,450 live male births. We estimate that Becker occurs in approximately 12,000 patients in the US, EU-5 and Japan. The approximate global prevalence of LGMDs as a group is estimated to be from 0.56 to 5.75 per 100,000. Our estimates of the size of these patient populations are based on published studies. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Various factors may decrease the market size of our product and product candidates, including the severity of the disease, patient demographics and the response of patients’ immune systems to our product candidates. If the results of these studies or our analysis of them do not accurately reflect the relevant patient population, our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals, or to obtain and maintain profitability.

The effort to identify patients with diseases we seek to treat is in early stages and we cannot accurately predict the number of patients for whom treatment might be possible. A newborn screening initiative was put into place with the goal of identifying and providing care for every child born with Duchenne muscular dystrophy and achieving Recommended Uniform Screening Panel (RUSP) status. A newborn screening pilot program in New York State tested this and other aspects of a comprehensive newborn screening program at a large scale. The pilot was completed in October 2021 and screened more than 36,000 babies born in New York State over two years. Four babies were confirmed to have Duchenne/Becker muscular dystrophy, and one baby was identified as a carrier female. Two other pilot programs have been successfully conducted. An Ohio newborn screening (NBS) program was announced in April 2024 in which all newborns in the state of Ohio are screened for Duchenne. In December 2025, the U.S. Department of Health and Human Services (HHS) announced the addition of Duchenne to the RUSP. Advocates at the state level are working to add Duchenne/Becker to their state level NBS programs. Ohio and Minnesota are actively screening and Arizona, Massachusetts, and New York have passed legislation but screening has not started. There are 12 states with pending legislation or committee hearings and 34 states with no activity. Uncertainties remain and all states may not be able to effectively implement a NBS program. This could reduce the identifiable patient population for the diseases we seek to treat and result in our therapies not being able to be initiated early in the course of the disease.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the HHS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate or at the same level of reimbursement. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the U.S. administration may impact our business and industry, which could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how current and future legislation, executive actions, and litigation, including the executive orders referenced below, will be implemented, and the extent to which they will impact our business, our clinical development, and the FDA’s and other agencies’ ability to exercise their regulatory authority, including FDA’s pre-approval inspection and timely review of any regulatory filings or applications we submit to the FDA. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course or constraints on our business operations, including operations of our contractors, our business may be negatively impacted.

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been judicial and congressional challenges to certain aspects of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how future litigation or healthcare measures promulgated by the government will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. Additionally, the OBBB

Act includes provisions that will impact the United States healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. The OBBB Act also expanded the orphan drug exemptions under the Medicare Price Negotiation Program, including an amendment to exclude orphan designated drugs for one or more rare diseases or conditions, instead of only one disease/condition, with the initial price applicability year 2028 and after, from Medicare price negotiations, and providing that the time for measuring a former orphan drug’s eligibility for Medicare price negotiations will be calculated from the first day after the date of FDA approval for a non-orphan disease or condition, or an approval for which the drug does not have orphan drug designation. The expansion of the exemptions for orphan designated drugs from the Medicare Drug Price Negotiation Program is expected to provide greater incentives for the development of drugs for orphan diseases and conditions which could potentially increase our competition. We cannot predict the full impact of the OBBB Act, executive orders, and new laws focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as future legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Additionally, the collection and use of health data and other personal data is governed in the European Economic Area (EEA), which includes the EU and certain other European nations, by the General Data Protection Regulation (GDPR). The GDPR extends the geographical scope of EU data protection law to entities and operations outside of the EEA under certain conditions and imposes substantial obligations upon companies and new rights for individuals, and by certain EU member state-level legislation. Failure to comply with the GDPR may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR has increased our responsibility and liability in relation to applicable personal data that we or our CROs and other contractors and service providers may process, and we may be required to put in place additional measures in an effort to comply with the GDPR and with other laws and regulations in the EEA, including those of EU member states, relating to privacy and data protection. These efforts may require substantial efforts and incurring significant costs. If our efforts to comply with the GDPR or other applicable EU laws and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business in the EEA and elsewhere. Further, in July 2020, the Court of Justice of the European Union (CJEU) issued a decision invalidating the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the EU to the U.S. for participating companies, and questioning the continued validity of the European Commission’s standard contractual clauses (SCCs). EU regulators have since issued additional guidance regarding considerations and requirements that must be considered and undertaken when using the SCCs. EU regulators also released updated standard contractual clauses that are required to be implemented. The CJEU’s decision and other regulatory guidance or developments otherwise may impose additional obligations with respect to the transfer of personal data from the EEA, United Kingdom (UK) and Switzerland to the U.S., and we may be required to engage in additional contractual negotiations relating to the new SCCs or otherwise, each of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EEA, UK and Switzerland to the U.S.

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

In the United States, a broad variety of data protection laws and regulations may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with certain data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, establishes restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a California Privacy Protection Agency to implement and enforce the legislation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, numerous other state legislatures have enacted or are currently contemplating, and may pass, their own data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many of these laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted a Colorado Privacy Act (CPA) in June 2021 that went into effect on July 1, 2023, with enforcement commencing on the same date. The Colorado Attorney General released its rules implementing the CPA on March 15, 2023, and since has amended these rules in 2024 and 2025. Connecticut, Utah and Virginia have also enacted legislation similar to the CCPA and the CPA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Maryland, Minnesota, New Hampshire, New Jersey, Nebraska and Tennessee have enacted similar legislation that took effect in 2025; and Indiana, Kentucky and Rhode Island have enacted similar legislation that has taken effect in 2026. The U.S. government also has instituted new rules, effective April 8, 2025, that prohibit or restrict transactions involving certain types and amounts of sensitive data between U.S. persons and foreign persons associated with specific countries of concern, including China. Among other things, these new rules require U.S. businesses to seek assurances from certain foreign parties with which they share sensitive data (under certain types of agreements) that those parties will not further share that data with parties in countries of concern. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action.

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

As of December 31, 2025, we had 146 full-time employees. Of these employees, 114 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We, and our CROs, like other companies operating in today’s environment, are increasingly dependent on information systems, services and infrastructure, and information systems, services, and infrastructure owned, operated or maintained by third parties, to operate our business. In the ordinary course of our business, we collect, create, generate, process, transmit and store large amounts of sensitive information, including personal information, proprietary information such as trade secrets, and other sensitive data. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of our information systems and the information contained therein. We have incurred costs to establish a cybersecurity risk management program, including through the implementation of security measures in an effort to protect systems that store our information. However, despite the implementation of those security measures and the implementation of our cybersecurity risk management program, given the size and complexity and the increasing amounts of information maintained on our information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials), service providers, suppliers, and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, technical errors, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, service providers, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise the confidentiality, integrity, or availability of our information systems or the information contained therein, or otherwise availability or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. We, and CROs that we work with, have experienced cybersecurity incidents in the past (including one of our CROs in 2025) and we cannot eliminate the risk that we and our CROs will experience them in the future. For example, in 2019, one of our CROs experienced a cybersecurity breach which resulted in unauthorized access to certain of our preclinical data. Additionally, in 2023, one of our CROs experienced a cyber-attack for which an investigation found that no unauthorized access to Edgewise data occurred in connection with this event.

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

We also continue to incorporate artificial intelligence (AI) technologies into our solutions and otherwise in our business, which may result in security incidents or otherwise increase cybersecurity risks. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents. In addition, advances in technology, including increased adoption of AI technology by us and our third-party CROs, other contractors (including sites performing our clinical trials), service providers, suppliers, and consultants, and an increased level of sophistication and expertise of hackers (including through the malicious use of AI technology), may also increase the risks of cybersecurity incidents. Generative AI tools, particularly those that employ large language models (LLMs), used by us or our third-party CROs, contractors or service providers can also pose significant risks of data leakage, which could lead to loss, disclosure, dissemination, or other unauthorized processing of our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), data that is maintained or otherwise processed on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. To mitigate such risks, we generally seek to limit authorized use of AI tools in our business to internal LLMs.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, including China, with respect to trade policies, treaties, tariffs, taxes, any retaliatory actions in respect thereto, and other limitations on cross-border operations. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions, including the impact of changes in the U.S. government administration and policy positions, that could negatively impact U.S. trade and our business. For example, legislation in Congress known as the BIOSECURE Act was enacted in December 2025 as part of the 2026 National Defense Authorization Act, and places limitations on certain interactions with certain Chinese and other biotechnology firms that may pose a threat to United States national security; additional proposals have been raised regarding possible executive actions to further limit those Chinese service providers’ ability to engage in business in the United States. In addition, since February 2025, the U.S. administration has imposed new tariffs of 10% - 145% on many products imported from China citing authorities provided for in the International Emergency Economic Powers Act (IEEPA), and China responded with retaliatory tariffs on select U.S. goods. These additional U.S. tariffs implemented under IEEPA were rescinded on February 24, 2026, following a Supreme Court decision invalidating the use of IEEPA to authorize these tariffs, but the U.S. government subsequently announced plans to implement a new “temporary import surcharge” of 15% on many of the same imports beginning February 24, 2026, under authorities provided for in Section 122 of the Trade Act of 1974. These or other tariffs, actual or proposed legislation, or similar laws and regulations in the future, including changes to implemented bilateral trade deals between the U.S. and China, could adversely impact our current or future third-party arrangements with certain companies, including those in China or Chinese-owned U.S. companies, which could delay or impact our clinical trials and consequently delay or obstruct successful commercialization of our product candidates. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this periodic report, these factors include:

●	the timing and results of preclinical studies and clinical trials of our product candidates, those conducted by third parties or those of our competitors;
●	the success of competitive products or announcements by potential competitors of their product development efforts;
●	regulatory actions with respect to our products or our competitors’ products;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	market conditions in the pharmaceutical and biotechnology sector;
●	changes in the structure of healthcare payment systems;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;

●	sales of our common stock by us, our insiders or our other stockholders;
●	the impact of any natural disasters or public health emergencies; and
●	general economic, political, industry and market conditions including the impact of changes in the U.S. government administration and policy positions, any U.S. federal government shutdown, and the impact of any increase in inflation.

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

As of December 31, 2025, our executive officers, directors, affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 21.6% of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Moreover, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares, under the Securities Act of 1933, as amended (Securities Act), would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. In addition, shares registered under Form S-8 to register shares of our common stock reserved for issuance under our equity compensation plans become available for sale in the public market subject to the satisfaction of applicable vesting arrangements and the exercise of such options and, in the case of our affiliates, the restrictions of Rule 144. If any of these shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

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

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function through the audit committee and maintains a formal Incident Response Plan that is reviewed on an annual basis.

Our General Counsel and our management committee on cybersecurity, which includes IT, Finance, Communications and Human Resource management, are primarily responsible to assess and manage our material risks from cybersecurity threats. Our Vice President, Information Technology and Information Security, who is part of our management committee on cybersecurity, has been leading biopharmaceutical IT security teams for the last 10 years and IT teams for the last 20 years. Additionally, our Senior Director of Information Technology, who is also part of the management committee on cybersecurity, has been managing our cybersecurity for the last 8 years and has been certified in cybersecurity through the International Information System Security Certification Consortium.

Our General Counsel and our management committee on cybersecurity oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our General Counsel and our management committee on cybersecurity are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents include the participation of our Vice President, Information Technology and Information Systems in the management committee on cybersecurity, as well as the following:

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

Our Vice President, Information Technology and Information Systems provides quarterly briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports.

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

Stock Performance Graph

This graph is not “soliciting material” or deemed “filed” with the Securities and Exchange Commission (SEC) for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Edgewise Therapeutics, Inc. under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on March 26, 2021 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2025. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Holders of Record

As of December 31, 2025, there were approximately 4 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Edgewise Therapeutics, Inc. should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K (Annual Report). Discussion of our financial condition and results of operations for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023 is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

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

Overview

Since our inception in 2017, our precision medicine muscle platform has generated several programs to address a variety of muscle diseases. We are advancing multiple clinical-stage programs in muscular dystrophies and severe cardiac diseases, as well as a number of preclinical programs. Our muscular dystrophy program includes sevasemten, an orally administered allosteric, selective, fast myofiber (type II) myosin small molecule inhibitor designed to address contraction-induced muscle injury and is currently being studied in multiple late-stage clinical trials in Becker muscular dystrophy (Becker) and Duchenne muscular dystrophy (Duchenne), including an ongoing pivotal cohort trial in patients with Becker. Our cardiovascular program includes novel, oral, selective cardiac sarcomere modulators EDG-7500 and EDG-15400. EDG-7500 is currently being studied in a multipart Phase 2 trial in both obstructive and non-obstructive hypertrophic cardiomyopathy (HCM). EDG-15400 is currently in a Phase 1 trial of healthy adults with the future disease target of heart failure with preserved ejection fraction (HFpEF). We are also continuing to advance our preclinical exploration, including novel cardiometabolic targets. The entire team at Edgewise is dedicated to our mission: changing the lives of patients and families affected by serious muscle diseases.

As a late-stage clinical biopharmaceutical company, we are focused on the discovery, development and commercialization of innovative treatments for severe muscle diseases for which there is significant unmet medical need. Guided by our holistic drug discovery approach to targeting the muscle as an organ, we have combined our foundational expertise in muscle biology and small molecule engineering to build our proprietary, muscle focused drug discovery platform. Our platform utilizes custom-built high throughput and translatable systems that measure integrated muscle function in whole organ extracts to identify small molecule precision medicines regulating key proteins in muscle tissue, initially focused on addressing rare neuromuscular and cardiac diseases. We have developed and characterized a library of novel sarcomere modulators exhibiting a broad range of pharmacological and pharmacokinetic properties regulating disease-related muscle biology.

We have incurred significant losses since the commencement of our operations. Our net losses were $167.8 million and $133.8 million for the years ended December 31, 2025 and 2024, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of December 31, 2025, we had an accumulated deficit of $546.4 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception to our initial public offering, private placements provided gross proceeds of $160.7 million, and as of December 31, 2025, we generated net proceeds from our initial public offering, follow-on public offering, issuance of our common stock under an “at the market offering” program (the ATM Program), and the January 2024 and April 2025 underwritten registered direct offerings of $793.7 million. We believe that our existing cash and cash equivalents and marketable securities of $530.1 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

Macroeconomic and Geopolitical Developments

We are monitoring macroeconomic and geopolitical developments, such as inflation, instability in the banking and financial services sector, tightening of the credit markets, changes in the U.S. government administration and policy positions, international conflicts, public health pandemics, cybersecurity, sanctions, and changes in tariffs, and evaluating potential impacts on our operations, clinical development timelines, supply chain continuity and capital markets access. The extent, severity, and duration of the impacts of these events and conditions on our business, operations and research and development timelines and plans cannot be predicted and will depend on numerous factors. For more information regarding the risks related to macroeconomic and geopolitical developments, see the section titled “Risk Factors” found elsewhere in this Annual Report.

Components of Our Results of Operations

Operating expenses

Operating expenses primarily consist of research and development activities and general and administrative functions that support our clinical programs and corporate infrastructure.

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

The majority of these expenses have been incurred to advance our lead product candidates, sevasemten and EDG-7500. We expect that significant additional spending will be required to progress these, EDG-15400, and other potential discoveries through later-stage clinical development phases and potentially registrational activities. These expenses will primarily consist of expenses for the administration of clinical trials as well as manufacturing costs for clinical material supply.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. We are currently conducting three Phase 2 clinical trials with sevasemten for people with muscular dystrophy (LYNX, FOX, and GRAND CANYON, a potentially registrational, or pivotal cohort, in individuals with Becker as part of the CANYON trial), a multipart Phase 2 trial with EDG-7500 for people with HCM (CIRRUS-HCM), and a Phase 1 trial with EDG-15400 of healthy adults with the future disease target of HFpEF. As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance sevasemten, EDG-7500, EDG-15400, and candidates from our EDG-003 cardiometabolic discovery program through clinical trials and additional product candidates; continue to develop our proprietary drug discovery platform; continue to discover and develop additional product candidates; and hire additional personnel.

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

Any changes in the outcome of any of these factors could significantly impact the costs and timing associated with the development of our product candidates. We may also adjust program prioritization or resource allocation based on emerging clinical data, regulatory feedback or capital availability.

General and administrative expenses

General and administrative expenses consist primarily of salaries, related benefits and stock-based compensation expense for personnel in executive, finance, accounting, legal and administrative functions. General and administrative expenses also include facilities and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance, not otherwise included in research and development expenses, as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We continue to expand our administrative infrastructure to support the growth of our clinical programs and public company operations.

We anticipate that our general and administrative expenses will increase in the future as we scale our organization to support clinical advancement, regulatory readiness, and future commercial planning activities.

Interest income

Interest income primarily consists of interest income generated from our cash, cash equivalents and marketable securities.

Interest income may fluctuate in future periods based on cash deployment and prevailing market conditions.

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024	Change

	(in thousands)
Operating expenses:
Research and development	$151,389	$126,966	$24,423
General and administrative	40,017	31,866	8,151
Total operating expenses	191,406	158,832	32,574

Interest income	23,611	25,019	(1,408)
Net loss	$167,795	$133,813	$33,982

Research and development expenses

The following table summarizes our research and development expenses:

	Year ended December 31,
	2025	2024	Change

	(in thousands)
External research and development expenses:
Sevasemten clinical program	$52,459	$51,671	$788
EDG-7500 clinical program	18,413	17,936	477
EDG-15400 clinical program	7,623	—	7,623
Discovery and preclinical	9,082	10,235	(1,153)
Internal costs, including personnel related	63,812	47,124	16,688
Total research and development expenses	$151,389	$126,966	$24,423

Research and development expenses were $151.4 million and $127.0 million for the years ended December 31, 2025 and 2024, respectively. The increase of $24.4 million was attributed to the following:

●	an increase in sevasemten clinical program expenses of $0.8 million which was primarily related to a $3.7 million increase in clinical activity in the MESA trial due to the rollover of substantially all patients from the CANYON, ARCH, and DUNE trials, and patients from the GRAND CANYON pivotal cohort beginning in April 2025, $2.6 million in additional clinical program expenses in GRAND CANYON compared to the same period in 2024 due to fully enrolling the pivotal cohort in February 2025, and $0.8 million in other program and clinical development expenses. This was offset by a $6.3 million decrease in the CANYON and ARCH trials that were completed in 2024 and the DUNE trial that was completed in 2025;
●	an increase in EDG-7500 clinical program expenses of $0.5 million primarily related to an increase of $4.3 million from pharmacokinetic studies and an increase of $3.4 million from continued patient activity for Part B and Part C and site activation and completion of patient enrollment of Part D of our multipart Phase 2 CIRRUS-HCM trial, for which Part A was active and Part B and Part C were enrolling in the comparable period in 2024. This was offset by a decrease of $7.2 million in expenses caused by the completion of our Phase 1 trial and a drug interaction study in 2024 for which there was no significant comparable activity in 2025;

●	an increase in EDG-15400 clinical program expenses of $7.6 million which are now shown separately in the above table due to advancing into a Phase 1 trial in the third quarter of 2025. These expenses include clinical trial and nonclinical costs, as well as manufacturing costs to support current and future trials; and
●	an increase in internal costs of $16.7 million, primarily related to personnel-related costs, including stock-based compensation, resulting from increased employee headcount to support the growth of our research and development programs.

Partially offset by:

●	a decrease in discovery and preclinical expenses of $1.2 million primarily driven by a decrease in EDG-15400 related costs, now shown separately, which were a significant portion of the discovery and preclinical expenses in the comparable period in 2024, offset by additional nonclinical costs related to our EDG-003 cardiometabolic program.

General and administrative expenses

General and administrative expenses were $40.0 million and $31.9 million for the years ended December 31, 2025 and 2024, respectively. The increase of approximately $8.2 million was primarily due to $6.6 million in increased personnel-related costs, including stock-based compensation, from increased headcount and $1.6 million in increased professional and consulting costs and other administrative costs.

Interest income

Interest income was $23.6 million and $25.0 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $1.4 million was primarily due to lower average treasury yields during the twelve months ended December 31, 2025 as compared to the twelve months ended December 31, 2024, driven by decreases in market interest rates, partially offset by higher average securities balances during the twelve months ended December 31, 2025.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception to our initial public offering, private placements provided gross proceeds of $160.7 million, and, as of December 31, 2025, we generated net proceeds from our initial public offering, follow-on public offering, issuance of our common stock under the ATM Program, and the January 2024 and April 2025 underwritten registered direct offerings of $793.7 million. As of December 31, 2025, we had cash, cash equivalents and marketable securities in the amount of $530.1 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year ended December 31,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(143,816)	$(109,028)
Net cash used in investing activities	(32,790)	(184,656)
Net cash provided by financing activities	196,088	249,253
Net increase (decrease) in cash and cash equivalents	$19,482	$(44,431)

Operating activities

Cash used in operating activities in the year ended December 31, 2025 was $143.8 million primarily driven by our net loss for the period of $167.8 million, and was also impacted by changes in operating assets and liabilities which increased net working capital by $5.4 million. Cash used in operating activities was reduced by non-cash charges of $29.4 million related to stock-based compensation expense of $34.8 million, depreciation of $2.1 million, and amortization of right-of-use asset of $0.2 million, partially offset by accretion of discounts on marketable securities of $7.7 million.

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

Investing activities

Cash used in investing activities during the year ended December 31, 2025 amounted to $32.8 million which was due to $527.2 million in purchases of marketable securities and $0.3 million for leasehold improvements and the purchase of equipment, which was partially offset by $427.3 million in maturities of marketable securities and $67.4 million in sales of marketable securities.

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

Financing activities

Cash provided by financing activities during the year ended December 31, 2025 was $196.1 million, due to cash proceeds of $200.0 million from the April 2025 underwritten registered direct offering, cash proceeds of $7.8 million from the issuance of common stock upon the exercise of stock options, and $0.9 million in proceeds from the employee stock purchase plan, which was partially offset by $12.6 million for the payment of underwriting discounts and commissions and offering costs.

Cash provided by financing activities during the year ended December 31, 2024 was $249.3 million, which was due to $239.1 million in net proceeds from the issuance of common stock during the year (consisting of $232.1 million from the January 2024 underwritten registered direct offering and $7.0 million from the ATM Program), cash proceeds of $9.5 million from the issuance of common stock upon the exercise of stock options, and $0.9 million in proceeds from the employee stock purchase plan, which was offset by $0.3 million for the payment of deferred offering costs.

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

Our short-term material cash requirements as of December 31, 2025 are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We have entered into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

Our long-term cash requirements as of December 31, 2025 includes our lease obligations. In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado which includes escalating rent payments and an 8.2 year term, plus our share of operating expenses. In February 2023, the lease was modified to occupy an additional 9,624 square feet of office space, with aggregate payments of approximately $1.5 million over the initial 7.3 year term, plus our share of operating expenses. As of December 31, 2025, our total operating lease liability balance is $4.0 million, of which $1.0 million is a current liability.

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

While our significant accounting policies are described in the notes to our financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Recently Issued Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the financial statements for a discussion of recent accounting pronouncements that were adopted in 2025.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2025 and December 31, 2024, we had cash, cash equivalents and marketable securities of $530.1 million and $470.2 million, respectively, primarily invested in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, asset-backed securities, commercial paper, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term available-for-sale marketable securities. Our available-for-sale marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. However, there can be no assurance that changes in interest rates will not have a material adverse impact on us in the future.

Foreign Currency Exchange Risk

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States, and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency exchange rates in connection with these arrangements. To date, we have not experienced any material effects from foreign currency fluctuations. A hypothetical 10% change in foreign currency exchange rates would not have had a material effect on our results of operations during the periods presented.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

EDGEWISE THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Edgewise Therapeutics, Inc.:

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of Edgewise Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

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

Evaluation of prepaid and accrued research and development expenses

As discussed in Notes 2 and 10 to the financial statements, the Company records expenses related to external research and development services based on its estimates of the services received and efforts expended pursuant to quotes and contracts with contract research organizations (CROs) and contract development and manufacturing organizations (CDMOs). At the end of each reporting period, the Company reviews open contracts and purchase orders, communications with their personnel, and communications from external service providers to estimate the level of service performed and associated cost incurred. Depending on the timing of payments to the external service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record prepaid or accrued expense related to these costs. Accrued research and development costs as of December 31, 2025 were $7.2 million. Prepaid expenses and other current assets as of December 31, 2025 were $13.3 million, which includes prepaid research and development expenses.

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

Denver, Colorado

February 26, 2026

EDGEWISE THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	As of	As of
	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$61,148	$41,666
Marketable securities, available for sale	468,961	428,504
Prepaid expenses and other assets	13,276	5,313
Total current assets	543,385	475,483

Property and equipment, net	7,831	9,503
Operating lease right-of-use asset	1,387	1,569
Other non-current assets	—	262

Total assets	$552,603	$486,817

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$6,006	$5,579
Accrued compensation	12,430	10,056
Accrued other expenses	7,920	7,229
Operating lease liability, current portion	1,014	996
Total current liabilities	27,370	23,860
Operating lease liability, net of current portion	2,976	3,741

Total liabilities	30,346	27,601

Commitments and contingencies (see note 5)

Stockholders' equity:
Preferred stock, $.0001 par value per share; 200,000,000 shares authorized and no shares issued or outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 106,249,579 shares and 94,838,466 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	10	9
Additional paid-in capital	1,067,941	837,363
Accumulated other comprehensive income	677	420
Accumulated deficit	(546,371)	(378,576)
Total stockholders' equity	522,257	459,216

Total liabilities and stockholders' equity	$552,603	$486,817

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year ended December 31,
	2025	2024	2023

Operating expenses
Research and development	$151,389	$126,966	$90,905
General and administrative	40,017	31,866	23,452
Total operating expenses	191,406	158,832	114,357

Loss from operations	(191,406)	(158,832)	(114,357)

Other income
Interest income	23,611	25,019	14,194
Total other income	23,611	25,019	14,194

Net loss	(167,795)	(133,813)	(100,163)

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	257	321	1,454
Total comprehensive loss	$(167,538)	$(133,492)	$(98,709)

Net loss per share, basic and diluted	$(1.63)	$(1.45)	$(1.57)
Weighted-average shares outstanding, basic and diluted	102,930,744	92,414,626	63,723,600

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2022	63,257,376	$6	$492,665	$(1,355)	$(144,600)	$346,716
Issuance of common stock, net of offering costs	6,928,044	1	52,549	—	—	52,550
Exercise of stock options and vesting of restricted stock units	172,663	—	117	—	—	117
Purchase of common stock under employee stock purchase plan	95,259	—	596	—	—	596
Stock-based compensation	—	—	17,560	—	—	17,560
Other comprehensive income	—	—	—	1,454	—	1,454
Net loss	—	—	—	—	(100,163)	(100,163)
Balance as of December 31, 2023	70,453,342	$7	$563,487	$99	$(244,763)	$318,830
Issuance of common stock, net of offering costs	22,450,206	2	238,797	—	—	238,799
Exercise of stock options and vesting of restricted stock units	1,787,832	—	9,480	—	—	9,480
Purchase of common stock under employee stock purchase plan	147,086	—	888	—	—	888
Stock-based compensation	—	—	24,711	—	—	24,711
Other comprehensive income	—	—	—	321	—	321
Net loss	—	—	—	—	(133,813)	(133,813)
Balance as of December 31, 2024	94,838,466	$9	$837,363	$420	$(378,576)	$459,216
Issuance of common stock, net of offering costs	9,935,419	1	187,100	—	—	187,101
Exercise of stock options and vesting of restricted stock units	1,400,533	—	7,803	—	—	7,803
Purchase of common stock under employee stock purchase plan	75,161	—	923	—	—	923
Stock-based compensation	—	—	34,752	—	—	34,752
Other comprehensive income	—	—	—	257	—	257
Net loss	—	—	—	—	(167,795)	(167,795)
Balance as of December 31, 2025	106,249,579	$10	$1,067,941	$677	$(546,371)	$522,257

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(167,795)	$(133,813)	$(100,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,084	2,069	1,551
Stock-based compensation	34,752	24,712	17,560
Accretion of discount on marketable securities, net	(7,665)	(12,545)	(9,517)
Amortization of right-of-use asset	182	221	181
Changes in assets and liabilities:
Prepaid expenses and other assets	(7,963)	3,292	(3,553)
Accounts payable	272	1,737	(92)
Accrued compensation	2,374	4,361	1,663
Accrued other expenses and other liabilities	691	1,158	526
Lease liability	(748)	(220)	(104)
Net cash used in operating activities	(143,816)	(109,028)	(91,948)

Cash flows from investing activities
Purchases of marketable securities	(527,226)	(477,055)	(255,866)
Sales of marketable securities	67,384	15,794	20,118
Maturities of marketable securities	427,308	277,917	344,379
Purchases of property and equipment	(256)	(1,312)	(5,745)
Net cash (used in) provided by investing activities	(32,790)	(184,656)	102,886

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	187,362	239,147	52,618
Exercise of stock options	7,803	9,480	117
Payment of deferred offering costs	—	(262)	(165)
Proceeds from Employee Stock Purchase Plan	923	888	596
Net cash provided by financing activities	196,088	249,253	53,166

Net change in cash and cash equivalents	19,482	(44,431)	64,104
Cash and cash equivalents at beginning of period	41,666	86,097	21,993
Cash and cash equivalents at end of period	$61,148	$41,666	$86,097
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability, net of tenant improvement receivable	$—	$—	$1,110
Property and equipment purchases included in accounts payable and accrued other expenses	$199	$44	$227

The accompanying notes are an integral part of these financial statements.

EDGEWISE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1  DESCRIPTION OF BUSINESS

Organization and Description of Business

Edgewise Therapeutics, Inc. (the Company) was incorporated as a Delaware corporation in May 2017, and is headquartered in Boulder, Colorado. The Company is a late-stage clinical biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for severe muscle diseases for which there is significant unmet medical need.

The Company’s lead product candidates are sevasemten and EDG-7500: sevasemten is an allosteric, selective, fast myofiber (type II) myosin small molecule inhibitor designed to address contraction-induced muscle injury currently being studied in multiple Phase 2 trials in Becker muscular dystrophy (Becker) and Duchenne muscular dystrophy (Duchenne), which are being held in the U.S., Israel, and certain countries in Europe and Australasia, and EDG-7500 is a novel, oral, selective, cardiac sarcomere modulator, specifically designed to slow early contraction velocity and address impaired cardiac relaxation associated with hypertrophic cardiomyopathy (HCM) and other diseases of diastolic dysfunction currently being studied in a multipart Phase 2 trial for the potential treatment of obstructive and nonobstructive HCM.

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

Liquidity and Capital Resources

The Company has an accumulated deficit of $546.4 million and, cash, cash equivalents and marketable securities of $530.1 million as of December 31, 2025. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $530.1 million of cash, cash equivalents and marketable securities on hand as of December 31, 2025 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

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

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents as of December 31, 2025 and 2024 primarily consist of money market funds and cash.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs were $0 as of December 31, 2025 and $0.3 million as of December 31, 2024. Such costs are classified in other non-current assets in the accompanying balance sheets.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value. There were no impairment charges or long-lived assets disposed of during the years ended December 31, 2025 and 2024.

Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases.

Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if such deferred tax assets are deemed more likely than not that some or all of the deferred tax assets will not be realized. Historically, the Company has not recognized these potential benefits in its financial statements and has fully reserved for such net deferred tax assets, as it believes it is more likely than not that the full benefit of these net deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years. The Company evaluated its tax positions and determined it has no uncertain tax positions as of December 31, 2025.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of December 31, 2025
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$60,965	$—	$—	$60,965
Marketable securities, available for sale:
Asset-backed securities	Level 2	55,426	78	—	55,504
Corporate debt securities	Level 2	193,479	270	(5)	193,744
Commercial paper	Level 2	10,424	7	—	10,431
U.S. government treasury and agency securities	Level 2	208,955	327	—	209,282
Total		$529,249	$682	$(5)	$529,926

	As of December 31, 2024
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$41,474	$—	$—	$41,474
Marketable securities, available for sale:
Asset-backed securities	Level 2	50,262	69	—	50,331
Corporate debt securities	Level 2	193,769	179	(81)	193,867
Commercial paper	Level 2	10,432	3	—	10,435
U.S. government treasury and agency securities	Level 2	173,621	279	(29)	173,871
Total		$469,558	$530	$(110)	$469,978

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, and U.S. government treasury and agency securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. There were no transfers of financial assets between Level 1, Level 2, or Level 3, during the periods presented. As of December 31, 2025, remaining contractual maturities of $435.1 million of marketable securities were less than one year and $33.2 million of marketable securities were between 1 and 2 years.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at December 31, 2025 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhanced the transparency and decision usefulness of income tax disclosures by requiring public business entities on an annual basis to disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. ASU 2023-09 was adopted for the Company’s Annual Report for the fiscal year ended December 31, 2025 on a retrospective basis which resulted in enhanced income tax disclosures (see Note 6).

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is expected to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). This ASU is effective beginning with the Company’s 2027 fiscal year annual reporting period and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. This ASU is expected to improve the navigability of the required interim disclosures and clarify when that guidance is applicable, and provide additional guidance on what disclosures should be provided in interim reporting periods, as well as add a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its interim financial statements.

NOTE 3 PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of December 31, 2025 the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

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

The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. An RSU represents the right to receive one share of common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant and generally vest over 2 to 4 years. A total of 5,040,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve increases by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of December 31, 2025, there were 2,599,220 shares available for future issuance under the 2021 Plan.

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

In accordance with the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by the Nasdaq Listing Rules, in connection with a merger or acquisition. The vesting of stock options is stated in each individual grant agreement, which is generally four years, and expires 10 years after the date of grant. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant and vests over 4 years. As of December 31, 2025, there were 1,009,750 shares available for future issuance under the Inducement Plan.

Stock Options

Stock option activity for the year ended December 31, 2025 is as follows:

				Weighted
				Average
		Weighted		Remaining
		Average	Total Intrinsic	Contractual Life
	Options	Exercise Price	Value (000's)	(Years)
Outstanding as of December 31, 2024	15,416,761	$9.40	$267,397	7.5
Granted	4,267,256	$15.78
Exercised	(993,495)	$8.45
Cancelled	(529,284)	$12.79
Outstanding as of December 31, 2025	18,161,238	$10.85	$255,726	7.2
Options exercisable as of December 31, 2025	10,687,753	$8.46	$175,917	6.0

The vesting of stock options is stated in each individual grant agreement, which is generally four years. As of December 31, 2025, there was unrecognized stock-based compensation cost of $64.9 million, which is expected to be recognized over a weighted-average term of 2.8 years. The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $12.9 million, $30.3 million, and $1.0 million, respectively. For options granted during the years ended December 31, 2025, 2024 and 2023, the weighted-average grant date fair value was $10.92, $12.73, and $5.25 per share, respectively. The Company did not have any material awards modified during the years ended December 31, 2025, 2024 and 2023. In previous years, there were additional options issued outside of this plan as discussed under Founder Stock Options.

Fair Value Assumptions

The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the use of the following assumptions:

Year ended December 31,
	2025	2024	2023
Expected term (Years)	0.36 - 6.85	5.10 - 6.85	5.44 - 6.85
Expected volatility	69.23% - 81.21%	78.67% - 83.21%	80.68% - 85.68%
Risk-free interest rate	3.51% - 4.41%	3.59% - 4.66%	3.47% - 4.80%
Expected dividend rate	-	-	-
Fair value common stock	$13.11 - $28.02	$16.33 - $33.57	$5.73 - $10.29

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

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vested monthly over a four-year period that expires 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above.

As of December 31, 2025, 1,147,365 options were both outstanding and exercisable and there was no unrecognized stock-based compensation expense. During the years ended December 31, 2025 and 2024, 209,415 options with intrinsic value of $3.8 million and 175,000 options with intrinsic value of $4.6 million were exercised, respectively. There were no options exercised during the year ended December 31, 2023. As of December 31, 2025, the intrinsic value of options outstanding and exercisable was $28.3 million with a weighted-average remaining contractual life of 6.5 years.

Restricted Stock Units

A RSU represents the right to receive one share of common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant and generally vest over 3 or 4 years.

RSU activity for the year ended December 31, 2025 is as follows:

		Weighted Average
		Grant Date
	RSUs	Fair Value
Issued and unvested as of December 31, 2024	639,516	$15.86
Granted	908,723	$14.48
Vested	(213,411)	$13.68
Cancelled	(59,876)	$15.87
Issued and unvested as of December 31, 2025	1,274,952	$15.24

As of December 31, 2025, there was unrecognized stock-based compensation cost of $15.5 million, which is expected to be recognized over a weighted-average term of 3.2 years. The total fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $3.1 million, $0.7 million, and $0.7 million, respectively.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (2021 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. A total of 504,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 ESPP. The number of shares available for issuance under the 2021 ESPP increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 1,008,000 shares, (2) one percent (1%) of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of December 31, 2025, the Company has reserved for issuance 2,900,630 shares of common stock pursuant to the 2021 ESPP.

The 2021 ESPP provides for two offering periods of approximately twelve months’ duration, with purchase periods commencing on the first trading day on or after May 15 and November 15 and terminating on the last trading day on or before November 15 of the same year and May 15 of the following year, respectively. Contributions under the 2021 ESPP are limited to 15% of an employee’s eligible compensation, IRS limitations, and a maximum of 6,000 shares of common stock during each offering period. 2021 ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the first trading day of the offering period or (2) the fair market value of the common stock on the purchase date. Additionally, during the years ended December 31, 2025, 2024 and 2023, a total of 75,161, 147,086, and 95,259 shares of common stock were issued under the ESPP at a weighted-average per share price of $12.28, $6.03, and $6.26, respectively.

Total stock-based compensation expense related to all equity plans, including Founder Stock Options was allocated as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Research and development	$19,647	$13,956	$10,029
General and administrative	15,105	10,755	7,531
Total stock-based compensation expense	$34,752	$24,711	$17,560

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

In February 2023, the New Boulder Lease was modified to occupy an additional 9,624 square feet of office space (the Expansion Space) with aggregate payments of approximately $1.5 million over the initial 7.3 year term of the lease. The Expansion space includes an improvement allowance in the amount of $0.5 million to be fully reimbursed by the lessor. The allowance associated with the expansion space has been received in full.

Under the New Boulder Lease and the Expansion Space (collectively, the Lease), the Company has the option to extend the Lease for two additional terms of five years each. The Company is obligated to pay the lessor an amount not to exceed 5% of the net rents from the property for operating costs. Such amounts are not included in the measurement of the lease liabilities and are recognized as variable lease expense when they are incurred. Variable lease expense was $0.4 million, $0.5 million, and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Lease is classified as an operating lease.

The Company recorded lease liabilities and ROU lease assets for the Lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The option to extend the Lease was not recognized as part of the Company’s lease liabilities and ROU lease assets, as such extensions are not reasonably certain to occur. As of December 31, 2025, the weighted-average remaining lease term and the weighted-average discount rate for the Lease was 4.3 years and 6.5%, respectively. Rent expense under the Lease was $0.5 million for each of the years ended December 31, 2025, 2024 and 2023.

Future minimum lease payments under the Lease as of December 31, 2025 are as follows (in thousands):

Year Ending December 31,
2026	$1,048
2027	1,066
2028	1,084
2029	1,103
2030	278
Thereafter	—
Total undiscounted future minimum lease payments	4,579
Less: discount	(589)
Total lease liability	$3,990

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the year ended December 31, 2025 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2025.

NOTE 6  INCOME TAXES

Since inception, the Company has incurred net taxable losses, and accordingly, no current provision for income taxes has been recorded. Net loss before income tax expense or benefit of $167.8 million, $133.8 million, and $100.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, was incurred in the United States. The Company has not recorded any United States federal or foreign income tax expense or benefit.

The effective income tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	As of December 31,
	2025		2024		2023
Income tax benefit at federal statutory rate	(35,238)	21.0%	(28,101)	21.0%	(21,034)	21.0%
State and local income taxes, net of federal income tax effect	4	(0.0)%	3	(0.0)%	4	(0.0)%
Federal tax credits
Orphan drug	(15,704)	9.4%	(670)	0.5%	(691)	0.7%
Research and development	(2,510)	1.5%	(6,499)	4.9%	(5,346)	5.3%
Change in valuation allowance	49,707	(29.6)%	34,832	(26.0)%	25,071	(25.0)%
Non-deductible or non-taxable items
Section 162(m) limitations	4,450	(2.7)%	4,629	(3.5)%	1,432	(1.4)%
Share based compensation	(528)	0.3%	(4,596)	3.4%	551	(0.6)%
Other	(177)	0.1%	405	(0.3)%	17	(0.0)%
Effective income tax rate	4.0	(0.0)%	3.0	(0.0)%	4.0	(0.0)%

The tax effect of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to deferred tax assets and liabilities is as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Federal net operating loss carryforward	$67,128	$30,714
Capitalized research expenses	40,957	49,054
Federal and state R&D credits	21,616	16,854
Orphan Drug Credit	16,311	606
State net operating loss carryforward	14,671	6,956
Stock-based compensation	6,442	4,929
Accrued expenses	1,808	1,661
Lease liability	1,034	1,236
Property and equipment	261	107
Total deferred tax assets before valuation allowance	170,228	112,117
Valuation allowance	(169,741)	(111,692)
Total deferred tax assets	487	425
Deferred tax liabilities:
Other	(128)	(15)
ROU asset	(359)	(410)
Total deferred tax liabilities	(487)	(425)
Net deferred tax asset (liability)	$—	$—

For the period ended December 31, 2025, the Company has federal and state post-apportioned net operating loss (NOL) carryforwards of $319.7 million and $333.3 million, respectively. Of the federal amount, $1.2 million have a limited carryforward period and will begin to expire in 2037; the remaining $318.5 million will have an indefinite carryforward period. Of the state post-apportioned amount, $300.6 million have a limited carryforward period and will begin to expire in 2037; the remaining $32.7 million will have an indefinite carryforward period. The Company also has federal and state tax credit carryforwards of $34.8 million and $3.1 million, respectively. The full federal amount of $34.8 million has a limited carryforward period and will begin to expire in 2039. Of the state tax credit carryforwards, $2.3 million will begin to expire in 2037; the remaining $0.8 million have an indefinite carryforward period. In accordance with Section 382 and Section 383, utilization of the NOL and tax credit carryforwards may be subject to limitations based on prior or future ownership changes. After weighing all available positive and negative evidence, the Company determined a full valuation allowance was necessary, consistent with prior year.

The Company is subject to income tax in multiple jurisdictions, including federal and several states. The Company has federal and state income tax returns that are open to examination from 2022 and 2021 forward, respectively. In addition, the utilization of NOLs and tax credit carryforwards, from periods prior to those previously mentioned may also be audited by the taxing authorities once utilized. As a result, the Company continuously monitors its current and prior filing positions in order to determine if any unrecognized tax positions need to be recorded. The analysis involves considerable judgement and is based on the best information available. For the period ended December 31, 2025, the Company is not aware of any positions which require an uncertain tax position liability.

NOTE 7  EMPLOYEE BENEFIT PLANS

In 2017, the Company established a qualified 401(k) plan which covers all employees who meet eligibility requirements. The Company’s contribution to the plan, as determined by the Company’s Board of Directors, was discretionary until September 2021 when the Company initiated a match with a maximum amount of 4% of the participant’s compensation. During the years ended December 31, 2025, 2024 and 2023, the Company made matching contributions of $1.2 million, $1.0 million, $0.6 million, respectively.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator
Net loss	$(167,795)	$(133,813)	$(100,163)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	102,930,744	92,414,626	63,723,600
Net loss per share, basic and diluted	$(1.63)	$(1.45)	$(1.57)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Options to purchase common stock	17,823,597	16,340,740	13,764,188
Unvested restricted stock units	877,323	328,984	207,628
Total	18,700,920	16,669,724	13,971,816

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

	As of December 31,	As of December 31,
	2025	2024
Leasehold improvements	$9,646	$9,646
Laboratory equipment	4,070	3,735
Computers and software	296	296
Furniture and fixtures	511	511
Construction in process	77	—
Property and equipment, at cost	14,600	14,188
Less: accumulated depreciation	(6,769)	(4,685)
Property and equipment, net	$7,831	$9,503

Depreciation expense was $2.1 million, $2.1 million, and $1.6 million for years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 10  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of December 31,	As of December 31,
	2025	2024
Accrued research and development costs	$7,161	$6,488
Accrued other	759	741
Total accrued other expenses	$7,920	$7,229

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

	Year Ended December 31,
	2025	2024	2023
Operating expenses:
Contracted research expense	$87,987	$80,214	$57,497
Personnel expense	47,606	35,797	24,604
Stock-based compensation expense	34,752	24,712	17,556
Other segment expense(a)	18,977	16,040	13,149
Depreciation	2,084	2,069	1,551
Segment net loss	(191,406)	(158,832)	(114,357)

Reconciliation of net loss
Interest income	23,611	25,019	14,194
Net Loss	$(167,795)	$(133,813)	$(100,163)

a Other segment expense included in Segment net loss includes contracted administrative expenses, intellectual property fees, software costs, occupancy & equipment costs, and other overhead expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2025, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 26, 2025, Joanne Donovan, Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 125,361 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 28, 2026, or earlier if all transactions under the trading arrangement are completed.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-40236	3.1	August 8, 2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40236	3.2	March 30, 2021

4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated December 3, 2020.	S-1	333-253923	4.1	March 5, 2021

4.2	Specimen common stock certificate of the Registrant.	S-1	333-253923	4.2	March 5, 2021

4.3	Description of Securities.	10-K	001-40236	4.3	February 24, 2022

4.4	Form of Indenture	S-3ASR	333-279299	4.4	May 10, 2024

10.1˄	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-253923	10.1	March 5, 2021

10.2˄	2017 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-253923	10.2	March 5, 2021

10.3˄	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-253923	10.3	March 5, 2021

10.4˄	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1	333-253923	10.4	March 5, 2021

10.5˄	2021 Employee Stock Purchase Plan, as amended, and forms of agreement thereunder.	10-K	001-40236	10.5	February 23, 2023

10.6˄	2024 Inducement Equity Incentive Plan and related forms of stock option and restricted stock unit agreements.	8-K	001-40236	10.1	August 12, 2024

10.7˄	Offer Letter between the Registrant and Kevin Koch, Ph.D.	S-1	333-253923	10.5	March 5, 2021

10.8˄	Offer Letter between the Registrant and Alan Russell, Ph.D.	S-1	333-253923	10.6	March 5, 2021

10.9˄	Offer Letter between the Registrant and R. Michael Carruthers.	S-1	333-253923	10.8	March 5, 2021

10.10˄	Offer Letter between the Registrant and Behrad Derakhshan, Ph.D.	S-1	333-253923	10.9	March 5, 2021

10.11˄	Offer Letter between the Registrant and John Moore.	S-1	333-253923	10.10	March 5, 2021

10.12˄	Offer Letter between the Registrant and Joanne Donovan, M.D., Ph.D.	10-Q	001-40236	10.1	May 13, 2021

10.13˄	Offer Letter between the Registrant and Robert Blaustein, M.D., Ph.D.	10-K	001-40236	10.20	March 3, 2025

10.14˄	Offer Letter between the Registrant and Michael Nofi.	8-K	001-40236	10.1	November 10, 2025

10.15˄	Executive Incentive Compensation Plan.	S-1	333-253923	10.11	March 5, 2021

10.16˄	Executive Change in Control and Severance Plan.	S-1	333-253923	10.12	March 5, 2021

10.17∧	Amended and Restated Outside Director Compensation Policy.	10-Q	001-40236	10.1	May 8, 2025

10.18∧	Form of Restricted Stock Unit Agreement.	10-Q	001-40236	10.2	May 11, 2023

10.19˄+	Stock Option Agreement between the Registrant and Dr. Alan Russell, dated as of September 19, 2017.	S-8	333-283051	10.2	November 7, 2024

10.20	Sales Agreement, dated May 10, 2024, by and between the Registrant and Leerink Partner LLC.	S-3	333-279299	1.2	May 10, 2024

10.21	Letter Agreement between the Registrant and R. Michael Carruthers.	Filed herewith

19.1	Insider Trading Policy	10-K	001-40236	19.1	March 3, 2025

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

97.1	Compensation Recovery Policy	10-K	001-40236	97.1	February 22, 2024

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

∧	Indicates management contract or compensatory plan.
+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6).
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2026

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Koch	President, Chief Executive Officer and Director	February 26, 2026
Kevin Koch, Ph.D.	(Principal Executive Officer)

/s/ Michael Nofi	Chief Financial Officer	February 26, 2026
Michael Nofi	(Principal Financial and Accounting Officer)

/s/ Peter Thompson	Co-Founder, Chairman and Director	February 26, 2026
Peter Thompson, M.D.

/s/ Alan Russell	Chief Scientific Officer and Director	February 26, 2026
Alan Russell, Ph.D.

/s/ Laura A. Brege	Director	February 26, 2026
Laura A. Brege

/s/ Badreddin Edris	Co-Founder and Director	February 26, 2026
Badreddin Edris, Ph.D.

/s/ Jonathan Fox	Director	February 26, 2026
Jonathan Fox, M.D., Ph.D., FACC

/s/ Christopher Martin	Director	February 26, 2026
Christopher Martin

/s/ Arlene Morris	Director	February 26, 2026
Arlene Morris

/s/ Jonathan Root	Director	February 26, 2026
Jonathan Root, M.D.