Form 10-Q
period 2026-03-31
Edgewise Therapeutics, Inc.
filed 2026-05-07
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, there were 107,593,006 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business, strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “likely,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the safety and efficacy, and the ability of our preclinical studies and clinical trials to demonstrate the safety and efficacy, of our product candidates, and other positive results;
●	our ability to utilize our proprietary drug discovery platform to develop a pipeline of product candidates to address muscle diseases;
●	the timing, progress and results of preclinical studies and clinical trials for sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, potential registrational studies or cohorts and our research and development programs;
●	the timing, scope and likelihood of domestic and foreign regulatory filings and approvals, including timing of final U.S. Food & Drug Administration (FDA) approval of or Investigational New Drugs of sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and any other future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization, operations and marketing capabilities, relationships with other businesses and other business strategies, systems and relationships;
●	our commercialization plans, including the launch, uptake, and market acceptance of any approved products;
●	our ability to become a commercial-ready biopharmaceutical company;
●	the size of the markets and the potential market opportunity for our product candidates, if approved;
●	the pricing, reimbursement, and coverage of our product candidates, if approved;
●	the need to hire additional personnel and our ability to attract and retain such personnel;
●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting and our expectations regarding the implementation of newborn screening for muscular dystrophy;
●	our expectations regarding the approval and use of our product candidates in combination with other drugs;

●	our competitive position and the success of competing product candidates and therapies that are or may become available;
●	the ability of our programs to offer opportunities for us to expand into other severe muscle diseases;
●	our estimates of the number of patients that we will enroll in our clinical trials;
●	our estimates relating to the timing of completing enrollment for our clinical trials and our goals relating to our natural history study;
●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects, of our product candidates;
●	our ability to obtain and maintain regulatory approval of our product candidates, and the timing or likelihood of regulatory filings and approvals, including our expectations to maintain the Orphan Drug Designation (ODD) and Rare Pediatric Disease Designation (RPDD) for sevasemten and our expectation to seek special designations for our other product candidates;
●	our plans relating to the further development of our product candidates, including additional indications we may pursue;
●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;
●	our expectations regarding the impact of public health pandemics on our business;
●	our expectations regarding the impact of changes in the U.S. government administration and policy positions;
●	our expectations regarding the impact of instability in the U.S. banking and financial services sector and other macroeconomic trends;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	our continued reliance on third parties to conduct additional preclinical studies and planned clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
●	our relationships with patient advocacy groups, key opinion leaders, regulators, the research community and payors;
●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	the pricing and reimbursement of sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, if approved;

●	the rate and degree of market acceptance and clinical utility of sevasemten, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing which may be impacted by many factors including inflation;
●	our financial performance;
●	the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements; and
●	the impact of laws and regulations.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

EDGEWISE THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	As of	As of
	March 31,	December 31,
	2026	2025
Assets	(unaudited)
Current assets
Cash and cash equivalents	$33,211	$61,148
Marketable securities, available for sale	466,351	468,961
Prepaid expenses and other assets	10,230	13,276
Total current assets	509,792	543,385

Property and equipment, net	7,396	7,831
Operating lease right-of-use asset	1,334	1,387

Total assets	$518,522	$552,603

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$7,293	$6,006
Accrued compensation	5,678	12,430
Accrued other expenses	8,555	7,920
Operating lease liability, current portion	1,017	1,014
Total current liabilities	22,543	27,370
Operating lease liability, net of current portion	2,776	2,976

Total liabilities	25,319	30,346

Commitments and contingencies (see note 5)

Stockholders' equity:
Preferred stock, $.0001 par value per share; 200,000,000 shares authorized and no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 107,481,522 shares and 106,249,579 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	10	10
Additional paid-in capital	1,088,829	1,067,941
Accumulated other comprehensive income (loss)	(252)	677
Accumulated deficit	(595,384)	(546,371)
Total stockholders' equity	493,203	522,257

Total liabilities and stockholders' equity	$518,522	$552,603

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2026	2025

Operating expenses
Research and development	$42,651	$36,757
General and administrative	11,464	9,202
Total operating expenses	54,115	45,959

Loss from operations	(54,115)	(45,959)

Other income
Interest income	5,102	5,161
Total other income	5,102	5,161

Net loss	(49,013)	(40,798)

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net	(929)	(19)
Total comprehensive loss	$(49,942)	$(40,817)

Net loss per share, basic and diluted	$(0.46)	$(0.43)
Weighted-average shares outstanding, basic and diluted	107,116,709	95,130,053

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2024	94,838,466	$9	$837,363	$420	$(378,576)	$459,216
Exercise of stock options	367,217	—	2,261	—	—	2,261
Stock-based compensation	—	—	9,059	—	—	9,059
Other comprehensive loss	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(40,798)	(40,798)
Balance as of March 31, 2025	95,205,683	$9	$848,683	$401	$(419,374)	$429,719

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2025	106,249,579	$10	$1,067,941	$677	$(546,371)	$522,257
Exercise of stock options and vesting of restricted stock	1,231,943	—	12,173	—	—	12,173
Stock-based compensation	—	—	8,715	—	—	8,715
Other comprehensive loss	—	—	—	(929)	—	(929)
Net loss	—	—	—	—	(49,013)	(49,013)
Balance as of March 31, 2026	107,481,522	$10	$1,088,829	$(252)	$(595,384)	$493,203

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(49,013)	$(40,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	537	513
Stock-based compensation	8,715	9,059
Accretion of discount on marketable securities, net	(1,013)	(1,923)
Amortization of right-of-use asset	53	41
Changes in assets and liabilities:
Prepaid expenses and other assets	3,045	(1,478)
Accounts payable	1,446	2,858
Accrued compensation	(6,752)	(6,081)
Accrued other expenses and other liabilities	635	122
Lease liability	(196)	(179)
Net cash used in operating activities	(42,543)	(37,866)

Cash flows from investing activities
Purchases of marketable securities	(110,152)	(122,180)
Sales of marketable securities	3,966	15,000
Maturities of marketable securities	108,879	151,122
Purchases of property and equipment	(260)	(44)
Net cash provided by investing activities	2,433	43,898

Cash flows from financing activities
Exercise of stock options	12,173	2,261
Payment of deferred offering costs	—	(38)
Net cash provided by financing activities	12,173	2,223

Net change in cash and cash equivalents	(27,937)	8,255
Cash and cash equivalents at beginning of period	61,148	41,666
Cash and cash equivalents at end of period	$33,211	$49,921
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued other expenses	$41	$—
Deferred offering costs included in accounts payable and accrued other expenses	$—	$395

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

The Company’s lead product candidates are sevasemten and EDG-7500: sevasemten is a selective, fast myofiber (type II) myosin small molecule inhibitor designed to address contraction-induced muscle injury currently being studied in multiple Phase 2 trials in Becker muscular dystrophy (Becker) and Duchenne muscular dystrophy (Duchenne), which are being held in the U.S., Israel, and certain countries in Europe and Australasia, and EDG-7500 is a novel, oral, selective, cardiac sarcomere modulator, specifically designed to slow early contraction velocity and address impaired cardiac relaxation associated with hypertrophic cardiomyopathy (HCM) and other diseases of diastolic dysfunction currently being studied in a multipart Phase 2 trial for the potential treatment of obstructive and nonobstructive HCM.

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

Liquidity and Capital Resources

The Company has an accumulated deficit of $595.4 million and cash, cash equivalents and marketable securities of $499.6 million as of March 31, 2026. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $499.6 million of cash, cash equivalents and marketable securities on hand as of March 31, 2026 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements and related notes to the condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026. There have been no material changes to the summary of significant accounting policies as disclosed in that filing.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of March 31, 2026
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$32,999	$—	$—	$32,999
Marketable securities, available for sale:
Asset-backed securities	Level 2	56,984	17	(24)	56,977
Corporate debt securities	Level 2	181,820	44	(221)	181,643
Commercial paper	Level 2	20,209	2	(36)	20,175
U.S. government treasury and agency securities	Level 2	207,590	62	(96)	207,556
Total		$499,602	$125	$(377)	$499,350

	As of December 31, 2025
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$60,965	$—	$—	$60,965
Marketable securities, available for sale:
Asset-backed securities	Level 2	55,426	78	—	55,504
Corporate debt securities	Level 2	193,479	270	(5)	193,744
Commercial paper	Level 2	10,424	7	—	10,431
U.S. government treasury and agency securities	Level 2	208,955	327	—	209,282
Total		$529,249	$682	$(5)	$529,926

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, and U.S. government treasury and agency securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. There were no transfers of financial assets between Level 1, Level 2, or Level 3, during the periods presented. As of March 31, 2026, the remaining contractual maturities of $439.1 million of marketable securities were less than one year and $27.5 million of marketable securities were between 1 and 2 years.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at March 31, 2026 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is expected to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). This ASU is effective beginning with the Company’s 2027 fiscal year annual reporting period and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. This ASU is expected to improve the navigability of the required interim disclosures, clarify when that guidance is applicable, and provide additional guidance on what disclosures should be included in interim reporting periods. It also adds a principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its interim financial statements.

NOTE 3  PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of March 31, 2026, the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

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

The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. An RSU represents the right to receive one share of common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant and generally vest over 2 to 4 years. A total of 5,040,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve increases by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of March 31, 2026, there were 7,909,448 shares of common stock available for future issuance under the 2021 Plan.

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

In accordance with the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by the Nasdaq Listing Rules, in connection with a merger or acquisition. The vesting of stock options is stated in each individual grant agreement, which is generally four years, and expires 10 years after the date of grant. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant and vests over 4 years. As of March 31, 2026, there were 688,500 shares available for future issuance under the Inducement Plan.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vested monthly over a four-year period and expire 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of March 31, 2026, 1,147,365 options were both outstanding and exercisable.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (2021 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. A total of 504,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 ESPP. The number of shares available for issuance under the 2021 ESPP increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 1,008,000 shares, (2) one percent (1%) of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of March 31, 2026, there were 3,908,630 shares of common stock available for future issuance under the 2021 ESPP.

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

Total stock-based compensation expense related to all equity plans was allocated as follows (in thousands):

	Three months ended March 31,
	2026	2025
Research and development	$5,097	$5,867
General and administrative	3,618	3,192
Total stock-based compensation expense	$8,715	$9,059

NOTE 5  COMMITMENTS AND CONTINGENCIES

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2026 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2026.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator
Net loss	$(49,013)	$(40,798)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	107,116,709	95,130,053
Net loss per share, basic and diluted	$(0.46)	$(0.43)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	18,676,439	16,776,912
Unvested restricted stock units	1,228,665	670,137
Total	19,905,104	17,447,049

NOTE 7  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Leasehold improvements	$9,825	$9,646
Laboratory equipment	4,070	4,070
Computers and software	296	296
Furniture and fixtures	511	511
Construction in process	—	77
Property and equipment, at cost	14,702	14,600
Less: accumulated depreciation	(7,306)	(6,769)
Property and equipment, net	$7,396	$7,831

Depreciation expense was $0.5 million for each of the three months ended March 31, 2026 and 2025.

NOTE 8  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Accrued research and development costs	$7,367	$7,161
Accrued other	1,188	759
Total accrued other expenses	$8,555	$7,920

NOTE 9 SEGMENT REPORTING

There have been no changes in the Company’s assessment of the basis of segmentation or in the basis of measurement of segment profit or loss since the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026.

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Contracted research expense	$23,942	$21,298
Personnel expense	14,725	10,624
Stock-based compensation expense	8,715	9,059
Other segment expense(a)	6,196	4,464
Depreciation	537	514
Segment net loss	(54,115)	(45,959)

Reconciliation of net loss
Interest income	5,102	5,161
Net Loss	$(49,013)	$(40,798)

a Other segment expense included in Segment net loss includes contracted administrative expenses, intellectual property fees, software costs, occupancy & equipment costs, and other overhead expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Edgewise Therapeutics, Inc. should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report), and the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K (Annual Report), filed with the Securities and Exchange Commission, on February 26, 2026. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk Factors” to gain an understanding of the factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

Since our inception in 2017, our precision medicine muscle platform has generated several programs to address a variety of muscle diseases. We are advancing multiple clinical-stage programs in muscular dystrophies and severe cardiac diseases, as well as a number of preclinical programs. Our muscular dystrophy program includes sevasemten, an orally administered selective, fast myofiber (type II) myosin small molecule inhibitor designed to address contraction-induced muscle injury and is currently being studied in multiple late-stage clinical trials in Becker muscular dystrophy (Becker) and Duchenne muscular dystrophy (Duchenne), including an ongoing pivotal cohort trial in patients with Becker. Our cardiovascular program includes novel, oral, selective cardiac sarcomere modulators EDG-7500 and EDG-15400. EDG-7500 is currently being studied in a multipart Phase 2 trial in both obstructive and nonobstructive hypertrophic cardiomyopathy (HCM). EDG-15400 is currently in a Phase 1 trial of healthy adults with the future disease target of heart failure with preserved ejection fraction (HFpEF) and the Company expects to initiate a Phase 2 trial in HFpEF in the second half of 2026. We are also continuing to advance our preclinical exploration, including novel cardiometabolic targets. The entire team at Edgewise is dedicated to our mission: changing the lives of patients and families affected by serious muscle diseases.

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

We have incurred significant losses since the commencement of our operations. Our net losses were $49.0 million and $40.8 million for the three months ended March 31, 2026 and 2025, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of March 31, 2026, we had an accumulated deficit of $595.4 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception to our initial public offering, private placements provided gross proceeds of $160.7 million, and, as of March 31, 2026, we generated net proceeds from our initial public offering, follow-on public offering, issuance of our common stock under an “at the market offering” program (the ATM Program), and the January 2024 and April 2025 underwritten registered direct offerings of $793.7 million. We believe that our existing cash and cash equivalents and marketable securities of $499.6 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

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

The successful development of our product candidates is highly uncertain, and we do not believe it is possible at this time to accurately project the nature, timing and extent of expenses necessary to complete the development of our product candidates. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset these expenses. Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

●	the timing and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to maintain our current research and development programs and to establish new ones;
●	establishing an appropriate safety profile with IND-enabling studies;
●	successful patient enrollment in, and the initiation and completion of, clinical trials;
●	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
●	the receipt of regulatory approvals from applicable regulatory authorities;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	our ability to establish new licensing or collaboration arrangements;

●	the performance of our future collaborators, if any;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	development and timely delivery of sufficient supplies of our drug product that can be used in our planned clinical trials and for commercial launch upon approval;
●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	launching commercial sales of our product candidates, if approved, whether alone or in collaboration with others; and
●	maintaining a continued acceptable safety profile of the product candidates following approval..

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

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025	Change

	(in thousands)
Operating expenses:
Research and development	$42,651	$36,757	$5,894
General and administrative	11,464	9,202	2,262
Total operating expenses	54,115	45,959	8,156

Interest income	5,102	5,161	(59)
Net loss	$49,013	$40,798	$8,215

Research and development expenses

The following table summarizes our research and development expenses:

	Three months ended March 31,
	2026	2025	Change

	(in thousands)
External research and development expenses:
Sevasemten clinical program	$13,098	$14,040	$(942)
EDG-7500 clinical program	5,822	4,191	1,631
EDG-15400 clinical program	3,121	—	3,121
Discovery and preclinical	2,075	2,843	(768)
Internal costs, including personnel related	18,535	15,683	2,852
Total research and development expenses	$42,651	$36,757	$5,894

Research and development expenses were $42.7 million and $36.8 million for the three months ended March 31, 2026 and 2025, respectively. The increase reflects deliberate allocation of capital toward later‑stage clinical programs aligned with near‑ and mid‑term value inflection points, as well as continued investment in internal capabilities required to support clinical execution, and was attributed to the following:

●	an increase in EDG-7500 clinical program expenses of $1.6 million primarily related to an increase of $1.1 million from continued patient activity for Part D of our multipart Phase 2 CIRRUS-HCM trial, for which Part B and Part C were enrolling in the comparable period in 2025, and an increase of $0.5 million from pharmacokinetic studies;
●	an increase in EDG-15400 clinical program expenses of $3.1 million which are now shown separately in the above table due to advancing into a Phase 1 trial in the third quarter of 2025. These expenses include clinical trial and nonclinical costs, as well as manufacturing costs to support current and future trials; and
●	an increase in internal costs of $2.9 million, primarily related to personnel-related costs, including stock-based compensation, resulting from increased employee headcount to support the growth of our research and development programs;

partially offset by:

●	a decrease of $0.9 million in sevasemten clinical program expenses, which was primarily related to a $1.3 million decrease in clinical program expenses in GRAND CANYON compared to the same period in 2025 due to patient rollover to the MESA trial. This was offset by a $0.4 million increase in clinical program expenses in the MESA trial related to increased clinical activity due to patient rollover from the GRAND CANYON trial from which no patients had transitioned to the MESA trial in the comparable period in 2025; and
●	a decrease in discovery and preclinical expenses of $0.8 million, which was primarily driven by a decrease in EDG-15400 related costs, now shown separately, which were a significant portion of discovery, preclinical, and nonclinical expenses in the comparable period in 2025.

General and administrative expenses

General and administrative expenses increased to $11.5 million for the three months ended March 31, 2026 compared to $9.2 million for the three months ended March 31, 2025. The increase of $2.3 million was primarily attributable to $1.4 million in increased personnel-related costs, including stock-based compensation, associated with organizational growth, as well as increased professional and consulting costs and other administrative costs supporting public company operations and clinical development activities.

Interest income

Interest income was $5.1 million for the three months ended March 31, 2026 compared to $5.2 million for the three months ended March 31, 2025. Interest income reflects returns generated from the disciplined investment of our cash, cash equivalents and marketable securities in accordance with our investment policies and may fluctuate in future periods based on prevailing market conditions and the timing of cash deployment.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception to our initial public offering, private placements provided gross proceeds of $160.7 million, and, as of March 31, 2026, we generated net proceeds from our initial public offering, follow-on public offering, issuance of our common stock under the ATM Program, and the January 2024 and April 2025 underwritten registered direct offerings of $793.7 million. As of March 31, 2026, we had cash, cash equivalents and marketable securities in the amount of $499.6 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
	2026	2025

	(in thousands)
Net cash used in operating activities	$(42,543)	$(37,866)
Net cash used in investing activities	2,433	43,898
Net cash provided by financing activities	12,173	2,223
Net (decrease) increase in cash and cash equivalents	$(27,937)	$8,255

Operating activities

Cash used in operating activities during the three months ended March 31, 2026 was $42.5 million primarily driven by our net loss for the period of $49.0 million, and was also impacted by changes in operating assets and liabilities, which increased net working capital by $1.8 million. Cash used in operating activities was reduced by non-cash charges of $8.3 million relating to stock-based compensation expense of $8.7 million, depreciation of $0.5 million, and amortization of right-of-use asset of $0.1 million, offset by accretion of discounts, net on marketable securities of $1.0 million.

Cash used in operating activities during the three months ended March 31, 2025 was $37.9 million primarily driven by our net loss for the period of $40.8 million, and was also impacted by changes in operating assets and liabilities, which increased net working capital by $4.8 million. Cash used in operating activities was reduced by non-cash charges of $7.7 million relating to stock-based compensation expense of $9.1 million and depreciation of $0.5 million, offset by accretion of discounts, net on marketable securities of $1.9 million.

Investing activities

Cash provided by investing activities during the three months ended March 31, 2026 amounted to $2.4 million, due to $108.9 million in maturities of marketable securities and $4.0 million in sales of marketable securities, which were partially offset by $110.2 million in purchases of marketable securities and $0.3 million for purchases of equipment.

Cash provided by investing activities during the three months ended March 31, 2025 amounted to $43.9 million, due to $151.1 million in maturities of marketable securities and $15.0 million in sales of marketable securities, which was partially offset by $122.2 million in purchases of marketable securities.

Financing activities

Cash provided by financing activities during the three months ended March 31, 2026 was $12.2 million due to cash proceeds from the issuance of common stock upon exercise of stock options.

Cash provided by financing activities during the three months ended March 31, 2025 was $2.2 million, due to cash proceeds of $2.3 million from the issuance of common stock upon exercise of stock options, which was partially offset by the payment of $38,000 in deferred offering costs.

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

Our short-term material cash requirements as of March 31, 2026 are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We have entered into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

Our long-term cash requirements as of March 31, 2026 includes our lease obligations. In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado which includes escalating rent payments and an 8.2 year term, plus our share of operating expenses. In February 2023, the lease was modified to occupy an additional 9,624 square feet of office space, with aggregate payments of approximately $1.5 million over the initial 7.3 year term, plus our share of operating expenses. As of March 31, 2026, our total operating lease liability balance is $3.8 million, of which $1.0 million is a current liability.

Critical Accounting Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States and requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, costs, expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on a periodic basis. Our actual results may differ from these estimates.

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026 and the notes to the financial statements appearing elsewhere in this Quarterly Report. During the three months ended March 31, 2026, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K filed on February 26, 2026.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $499.6 million and $530.1 million, respectively, primarily invested in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, asset-backed securities, commercial paper, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term available-for-sale marketable securities. Our available-for-sale marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. However, there can be no assurance that changes in interest rates will not have a material adverse impact on us in the future.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2026 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:

Risks Related to Our Financial Position, Need for Additional Capital and Limited Operating History

●	We have a limited operating history and while we are moving toward becoming a commercial-ready biopharmaceutical company, some of our product candidates are early in development and we have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.
●	We have not generated any revenue to date, have incurred significant net losses since our inception, and expect to continue to incur significant net losses for the foreseeable future.
●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates, if approved.
●	We will require substantial additional capital to finance our operations, which may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

●	We are substantially dependent on the success of our lead product candidates, sevasemten and EDG-7500. If we are unable to complete further development of, obtain approval for and commercialize sevasemten or EDG-7500 for one or more indications in a timely manner, our business will be harmed.
●	In addition to sevasemten and EDG-7500, our prospects depend in part upon developing and commercializing EDG-15400 and product candidates from our EDG-003 cardiometabolic discovery program and discovering, developing and commercializing product candidates in future programs, which may fail or suffer delays that adversely affect their commercial viability.

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the FDA, European Medicines Agency (EMA) or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	Our product candidates may cause serious adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.
●	If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.
●	We have limited resources and are currently focusing the majority of our efforts on developing sevasemten and EDG-7500 for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.
●	We face significant competition and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted.
●	Interim, topline and preliminary data from our clinical trials that we announce or publish may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We may not be successful in our efforts to develop a proprietary drug discovery platform to build a pipeline of product candidates.
●	We may develop sevasemten and potentially other programs in combination with other therapies, which would expose us to additional risks.
●	The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.
●	Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.
●	Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
●	The patient population suffering from Duchenne muscular dystrophy (Duchenne), Becker muscular dystrophy (Becker) and Limb-girdle muscular dystrophy (LGMD) is small and has not been established with precision. If the actual number of patients is smaller than we estimate, our revenue and ability to achieve profitability may be adversely affected. Because the target patient populations of our programs are small and the addressable patient population may be even smaller, we must be able to successfully identify patients and capture a significant market share to achieve profitability and growth.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

●	The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval of our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

●	Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.

Risks Related to Our Intellectual Property

●	Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Risks Related to Our Dependence on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies, which may harm our business.
●	We contract with third parties for the production of sevasemten, EDG-7500, and EDG-15400 for our ongoing clinical trials and the production of product candidates from our EDG-003 cardiometabolic discovery program for our ongoing preclinical studies, and expect to continue to do so for additional clinical trials, preclinical studies and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	Our reliance on third parties may require us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
●	If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock and public offerings of our common stock. Our net loss was $49.0 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $595.4 million. We are advancing sevasemten, EDG-7500, and EDG-15400 in clinical development. Our other programs, including EDG-003, are in preclinical discovery and research stages. As a result, we expect that it will be a couple of years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We will require substantial additional capital to finance our operations, which may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

As of March 31, 2026, we had $499.6 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings. We additionally filed a prospectus supplement to the shelf registration statement and entered into a sales agreement with Leerink Partners LLC (Leerink Sales Agreement) on May 10, 2024, under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175.0 million from time to time, through an “at the market offering” program (Leerink ATM). Pursuant to the automatic shelf registration statement, on April 3, 2025, we closed an underwritten registered direct offering of 9,935,419 shares of our common stock for net proceeds of $187.1 million after deducting underwriting discounts and commissions and offering expenses. We have not yet offered or sold any shares of common stock related to the Leerink ATM.

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

We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. In the event that we would need to obtain additional funding, our ability to raise or access capital may be affected by macroeconomic events and disruptions to the U.S. banking and financial sectors and adequate financing may not be available to us on acceptable terms, or at all. Failures of banks and other financial institutions, such as Silicon Valley Bank in March 2023, or issues in the broader U.S. financial system may impact the broader capital markets, and in turn, may impact our ability to access those markets. Further, a tightening of credit markets and lending standards could it make more difficult for us to raise capital through either debt or equity offerings on commercially reasonable terms or at all.

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

Until such time, if ever, as we can generate substantial revenues, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Further, attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development (the OECD) have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax (Pillar Two) that has been implemented by several countries in 2024 and is being considered for implementation by other jurisdictions. On January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that exempts U.S.-parented multinational entities from some of the Pillar Two rules (including the 15% global minimum tax) for fiscal years beginning on or after January 1, 2026. Any of these developments or changes in U.S. federal or state or non-U.S. tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

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

●	receipt of feedback from regulatory authorities that requires us to modify the design of our clinical trials;
●	clinical trial observations or results that require us to modify the design of our clinical trials;
●	negative or inconclusive clinical trial results that may require us to conduct additional clinical trials or abandon certain drug development programs;
●	obtaining approval from one or more institutional review boards (IRB);
●	the number of patients required for clinical trials being larger than anticipated, enrollment in these clinical trials being slower than anticipated or participants dropping out of these clinical trials at a higher rate than anticipated;
●	any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	the suspension or termination of our clinical trials for various reasons, including non-compliance with regulatory requirements or a finding that our product candidates have undesirable side effects or other unexpected characteristics or risks;
●	changes to clinical trial protocol;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	the cost of clinical trials of our product candidates being greater than anticipated;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates being insufficient or inadequate;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMPs, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices (GCP) or other regulatory requirements;
●	third-party contractors not performing data collection or analysis in a timely or accurate manner;
●	interruptions resulting from geo-political actions, including war, such as war and instability in the U.S., Iran, Israel and Lebanon and other regional or geo-political conflicts given that the Company conducts trials internationally, including in Israel and certain countries in Europe and Australasia;

●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; and
●	regulators revising the requirements for approving our product candidates.

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

We expect patient enrollment to be affected because our competitors have ongoing clinical trials for programs that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials could instead enroll in clinical trials of our competitors’ programs. Patient enrollment for our current or any future clinical trials has been and could in the future be affected by factors such as:

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

In June 2023, the FDA approved Sarepta’s Biologics License Application seeking accelerated approval of their microdystrophin gene therapy, Elevidys (delandistrogene moxeparvovec), for the treatment of ambulant individuals with Duchenne between the ages of four to five years. In June 2024, the FDA granted Elevidys full approval for the treatment of ambulatory individuals aged 4 years and older, and accelerated approval for the treatment of non-ambulatory individuals aged 4 years and older. However, in November 2025, the FDA revised the Elevidys indication to limit to ambulatory individuals 4 years or older and added black box warnings about risks of acute and fatal liver injuries. Other companies focused on developing genetic based therapies for Duchenne that target dystrophin mechanisms include Solid Biosciences Inc., Genethon, Dyne Therapeutics, Avidity Biosciences, a Novartis Company, REGENXBIO, Wave Life Sciences, and Entrada Therapeutics. In September 2025, Avidity announced positive topline and functional Phase 1/2 data for del-zota, demonstrating a statistically significant increase in dystrophin in individuals with Duchenne amenable to exon 44 skipping. In December 2025, Dyne announced top line Phase 1/2 data for zeleciment rostudirsen (z-rostudirsen) demonstrating a statistically significant increase in dystrophin in individuals with Duchenne amenable to exon 51 skipping. Gene editing treatments that are in preclinical development are also being pursued by Vertex Pharmaceuticals and Sarepta.

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

In the field of emerging treatments for HCM, competitors include Bristol-Myers Squibb (BMS), Cytokinetics, Imbria Pharmaceuticals, Lexicon Pharmaceuticals, and Braveheart Bio. BMS markets Camzyos (mavacamten), a CMI intended for the treatment of adults with symptomatic NYHA class II-III oHCM. To date, Camzyos (mavacamten) has secured marketing approvals in the US, Europe, and other countries across five continents. In December 2025, Cytokinetics received approval from the FDA and the China National Medical Products Administration for the treatment of oHCM for its CMI aficamten, marketed as Myqorzo. Myqorzo became available in the US in January 2026. In February 2026, Cytokinetics received approval from the European Commission for the treatment of NYHA class II-III oHCM in adult patients. In the second quarter of 2024, BMS and Cytokinetics initiated a study of mavacamten and aficamten, respectively, in pediatric population with symptomatic oHCM. Positive results from the BMS pediatric study were reported at the American College of Cardiology conference in March 2026. In April 2025, BMS reported that its Phase 3 study of mavacamten in nHCM failed to meet its dual primary endpoints. In May 2026, Cytokinetics announced positive topline results from its Phase 3 trial of aficamten in patients with symptomatic nHCM meeting its dual primary endpoints. Lexicon Pharmaceuticals is currently conducting a Phase 3 study of Sotagliflozin, an SGLT 1/2 inhibitor, for the treatment of oHCM and nHCM. In March 2026, Braveheart Bio announced positive results from its Phase 2 trial with HRS/BHB-1893 in oHCM and is planning to initiate a global Phase 3 clinical trial in oHCM in 2026.

Other drugs in development that do not target cardiac myosin include Imbria Pharmaceuticals’ ninerafaxstat (IMB-101), a partial fatty acid oxidation (pFOX) inhibitor, and Univar Solutions’ trientine dihydrochloride, a selective copper II chelator. In November 2023, Imbria announced Phase 2 nHCM topline results of ninerafaxstat with full results published in March 2024, and in the second quarter of 2025, initiated a Phase 2b nHCM trial of ninerafaxstat. In the third quarter of 2024, Lexicon Pharmaceuticals initiated a Phase 3 trial of sotagliflozin, an SGLT1 and SGLT2 inhibitor, in patients with symptomatic oHCM and nHCM. We have limited knowledge of CT-G20’s Phase 1 oHCM trial status, while the trientine Phase 2 oHCM clinical trial is ongoing. A myosin binding protein C3-targeting gene therapy candidate, TN-201, is being developed by Tenaya Therapeutics for genetic HCM. TN-201 is currently in a Phase 1b/2 study for which interim results were announced in December 2024, with additional results presented at the 2025 American College of Cardiology Scientific Sessions. We are aware of several preclinical HCM programs including: JN-210, a microRNA activating gene therapy approach being developed by Jaan Biotherapeutics; HTX-001, an antisense oligonucleotide approach being developed by Haya Therapeutics; CDR348T and CDR641L, both are non-coding RNA-based therapies being developed by Cardior Pharmaceuticals (acquired by Novo Nordisk in May 2024). We are also aware of several early-stage preclinical HCM gene therapy assets being developed by DiNAQOR, DINA-003 and DINA-001, the latter in collaboration with BioMarin Pharmaceuticals (BMN-293/DINA-001). In August 2024, BioMarin announced the discontinuation of the development of BMN-293. We have limited knowledge of DINAQOR’s future development plans for DINA-001/BMN-293. Another HCM gene therapy approach targeting cardiac troponin I3 (TNNI3), LX2022, is being developed by Lexeo Therapeutics. To the best of our knowledge, the program is currently in a preclinical stage.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. In sevasemten, on April 15, 2024, we announced positive two-year topline results from the ARCH open label trial of sevasemten in adults with Becker, on December 16, 2024, we announced positive topline data from the Phase 2 CANYON trial of sevasemten in individuals with Becker, on June 26, 2025, we announced encouraging topline data from our Phase 2 Duchenne trials, LYNX and FOX, and positive data from MESA, an open label extension trial that is providing continued access to sevasemten to participants with Becker who were previously enrolled in ARCH, or completed CANYON, including the GRAND CANYON pivotal cohort, or DUNE, and on March 10, 2026, we announced additional positive data from MESA. In EDG-7500, on September 19, 2024, we announced positive topline data from the Phase 1 trial of EDG-7500 in healthy subjects and the Part A single-dose arm of the Phase 2 multipart CIRRUS-HCM trial in patients with oHCM, on April 2, 2025, we announced positive topline results from Part B and Part C of the Phase 2 multipart CIRRUS-HCM trial in patients with oHCM and nHCM, and on December 24, 2025, we announced favorable interim safety results from Part D of the Phase 2 multipart CIRRUS-HCM trial in patients with oHCM and nHCM. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we are continuing to evaluate additional secondary and exploratory endpoints for our CANYON trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

The FDA granted sevasemten Fast Track designation for the treatment of Duchenne in February 2024, and ODD for the treatment of Duchenne and Becker and RPDD for the treatment of Duchenne in November 2023. The FDA previously granted Fast Track designation for the investigation and development of sevasemten for the treatment of Becker. EMA granted ODD for sevasemten for the treatment of Becker and Duchenne in April 2024. We may seek orphan drug designation for other product candidates. Even after obtaining orphan drug designation, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even after obtaining orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review. In view of the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different subindications and subpopulations.

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

Further, the UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover. On June 28, 2021, the European Commission issued an adequacy decision in respect of the UK’s data protection framework, allowing personal data transfers from EU member states to the UK to continue without requiring additional contractual or other measures. This decision was renewed in December 2025 to extend until December 2031, but is subject to renewal and may be revisited by the European Commission at any time. The United Kingdom has modified its data protection framework in the UK Data (Use and Access) Act 2025 (DUAA), which was enacted on June 19, 2025. In the medium and longer terms, the relationship between the UK and EU in relation to aspects of data protection law remains unclear, which exposes us to further compliance risk. The UK also has issued its own standard contractual clauses that are required to be implemented. We may incur liabilities, expenses, costs, and other operational losses relating to the GDPR, the UK GDPR, and other laws and regulations in the EEA and UK relating to privacy and data protection, including those of applicable EU member states in connection with any measures we take to comply with them.

In the United States, a broad variety of data protection laws and regulations may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with certain data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgments and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, establishes restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a California Privacy Protection Agency to implement and enforce the legislation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, numerous other state legislatures have enacted or are currently contemplating, and may pass, their own data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many of these laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted a Colorado Privacy Act (CPA) in June 2021 that went into effect on July 1, 2023, with enforcement commencing on the same date. The Colorado Attorney General released its rules implementing the CPA on March 15, 2023, and since has amended these rules in 2024 and 2025. Connecticut, Utah and Virginia have also enacted legislation similar to the CCPA and the CPA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Maryland, Minnesota, New Hampshire, New Jersey, Nebraska and Tennessee have enacted similar legislation that took effect in 2025; Indiana, Kentucky and Rhode Island have enacted similar legislation that has taken effect in 2026; and Alabama and Oklahoma have enacted similar legislation that will take effect in 2027. The U.S. government also has instituted rules, effective April 8,

2025, that prohibit or restrict transactions involving certain types and amounts of sensitive data between U.S. persons and foreign persons associated with specific countries of concern, including China. Among other things, these rules require U.S. businesses to seek assurances from certain foreign parties with which they share sensitive data (under certain types of agreements) that those parties will not further share that data with parties in countries of concern. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government shutdown, lapse in U.S. government appropriations, staff departures, government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. Government shutdown, departures and other changes in the agency personnel at the FDA can materially impact the continuity of our correspondence with the FDA, delay our clinical trials, and the timing for submitting our applications for FDA approval. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

As of March 31, 2026, we had 154 full-time employees. Of these employees, 118 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We, and our CROs, like other companies operating in today’s environment, are increasingly dependent on information systems, services and infrastructure, and information systems, services, and infrastructure owned, operated or maintained by third parties, to operate our business. In the ordinary course of our business, we collect, create, generate, process, transmit and store large amounts of sensitive information, including personal information, proprietary information such as trade secrets, and other sensitive data. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of our information systems and the information contained therein. We have incurred costs to establish a cybersecurity risk management program, including through the implementation of security measures in an effort to protect systems that store our information. However, despite the implementation of those security measures and the implementation of our cybersecurity risk management program, given the size and complexity and the increasing amounts of information maintained on our information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials), service providers, suppliers, and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, technical errors, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, service providers, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise the confidentiality, integrity, or availability of our information systems or the information contained therein, or otherwise availability or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. We, our CROs, and other vendors that we work with have experienced cybersecurity incidents in the past (including one of our vendors in 2026 and CROs of our in 2025, 2023, and 2019) and we cannot eliminate the risk that we, our CROs, and other vendors will experience them in the future.

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

Advances in artificial intelligence (AI) and other technologies may increase our cybersecurity risks. The already-increasing sophistication and expertise among hackers may be magnified through the malicious use of AI technologies that have the potential to dramatically increase the speed and impact of cyberattacks. We, and our third-party CROs, other contractors (including sites performing our clinical trials), service providers, suppliers, and consultants also continue to incorporate artificial intelligence (AI) technologies into our solutions and otherwise in our business, and that may result in security incidents, magnify the impact of such incidents, or otherwise increase cybersecurity risks. Generative AI tools, particularly those that employ large language models (LLMs), used by us or our third-party CROs, contractors or service providers can also pose significant risks of data leakage, which could lead to loss, disclosure, dissemination, or other unauthorized processing of our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), data that is maintained or otherwise processed on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. To mitigate such risks, we generally seek to limit authorized use of AI tools in our business to internal LLMs.

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

Our facilities and many of our personnel are located in Boulder, Colorado. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major flood, blizzard, fire, earthquake, power loss, terrorist activity, pandemics or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. Also, our CDMOs’ and suppliers’ facilities are located in multiple locations where other natural disasters or similar events which could severely disrupt our operations, could expose us to liability and could have a material adverse effect on our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Our business is subject to risks associated with business operations we conduct internationally, as well as indirect impacts from our relationships with collaborators, partners, or contractors who conduct business internationally. For example, we are currently studying sevasemten in Phase 2 trials, which are being held in U.S. and Israel and in certain countries in Europe and Australasia. We may seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements and reimbursement regimes in foreign countries, including changes in existing regulatory requirements and implementation of new regulatory requirements or policies that impact our clinical development and business operations in foreign countries;
●	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from preclinical studies or clinical trials;
●	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
●	unexpected changes in tariffs, trade barriers, any retaliatory actions in respect thereto, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, change in political condition, including as a result of changes in the U.S. government administration and policy positions, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the FCPA or comparable foreign regulations;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	impact of public health pandemics on our ability to produce our product candidates and conduct clinical trials in foreign countries;
●	production or supply shortages or other disruptions resulting from any events affecting raw material supply or manufacturing capabilities abroad, including, but not limited to, impacts due to the ongoing Ukraine-Russia war, addition of certain suppliers or companies to the Unverified List or other export restrictions under the Export Administration Regulations, implementation of other export controls, restrictions or sanctions, including the impact of changes in the U.S. government administration and policy positions, that can impact the supply chain, our business, or business operations of our suppliers, contractors or partners; and
●	business interruptions resulting from geo-political actions, including war, such as the ongoing war in Ukraine and war and instability in the U.S., Iran, Israel, and Lebanon, other regional or geo-political conflicts, and terrorism.

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

Recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the delays, uncertainties and costs surrounding the prosecution of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency, their ability to attract and retain personnel, and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours for an extended duration, if at all.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.

The ability of biotech companies to protect their intellectual property through patents is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications and those of any licensor may not result in patents being issued which protect our product candidates or which effectively prevent others from commercializing competitive product candidates.

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

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or may obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, oppositions, reexaminations, IPR proceedings and PGR proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There are third-party patents or patent applications that may have claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates.

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

Although no third-party has asserted a claim of patent infringement against us as of the date of this periodic report, others may hold proprietary rights that could prevent our product candidates from being marketed. For example, we are aware of an issued patent that claims a method of treatment based upon a general mode of action and a pending patent application that generically claims a composition of matter. These claims could be alleged to cover sevasemten in certain treatment indications. While we believe that this patent and pending patent applications will be difficult to enforce and that we would have valid defenses to these claims of patent infringement, we cannot be certain that we would prevail in any dispute and we cannot be certain how an adverse determination would affect our business.

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

We may in the future pursue invalidity proceedings with respect to third-party patents. The outcome following legal assertions of invalidity is unpredictable. In addition, we may be subject to claims of patent infringement during those proceedings, and delays caused by the federal agencies may increase the time period that we are subject to such claims. For example, administrative changes, including reduced personnel and budgets experienced by the Patent and Trial Appeal Board, could further delay our ability to timely challenge any such patents. Even if resolved in our favor, these legal proceedings may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such proceedings could be expensive, substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such proceedings adequately. Some of these third parties may be able to sustain the costs of such proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent proceedings could compromise our ability to compete in the marketplace. If we do not prevail in the patent proceedings the third parties may assert a claim of patent infringement directed at our product candidates.

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

Competitors may infringe our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or in-license is invalid, is unenforceable and/or is not infringed. If we or any of our potential future collaborators were to initiate legal proceedings against a third-party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patent or the patent of any licensor is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of sufficient written description, non-enablement, or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

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

We may also be subject to claims that former employees or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Any such outcome could have a material adverse effect on our business, results of operations, and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.

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

As of March 31, 2026, our executive officers, directors, affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 21.3% of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years and we may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns.

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

Use of Proceeds from the ATM Program

On June 16, 2023, we entered into a Sales Agreement with BofA Securities, Inc. under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $125,000,000 from time to time, through an “at the market” program (ATM Program), pursuant to a shelf registration statement on Form S-3 (File No. 333-264083) with the SEC that became effective on May 5, 2022. On January 19, 2024, we filed a prospectus supplement to suspend the ATM Program. Through the suspension of the ATM Program, we sold 7,560,068 shares of common stock at a weighted average price of $7.93 per share. The gross proceeds were $59.9 million, and the net proceeds were $59.4 million after deducting underwriting discounts and commissions of $0.2 million and offering expenses of $0.3 million.

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

On March 13, 2026, Alan Russell, Chief Scientific Officer and Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 200,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until July 1, 2027, or earlier if all transactions under the trading arrangement are completed.

No other directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, during the last fiscal quarter.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1˄	Amended and Restated Outside Director Compensation Policy	Filed herewith

10.2	Letter Agreement between the Registrant and R. Michael Carruthers.	10-K	001-40236	10.21	February 26, 2026

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 14d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

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

Date: May 7, 2026

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Michael Nofi
Name:	Michael Nofi
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)