Form 10-Q
period 2026-06-30
Edgewise Therapeutics, Inc.
filed 2026-08-06
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, there were 108,604,129 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business, strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “likely,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the safety and efficacy, and the ability of our preclinical studies and clinical trials to demonstrate the safety and efficacy, of our product candidates, and other positive results;
●	our ability to utilize our proprietary drug discovery platform to develop a pipeline of product candidates to address cardiovascular and cardiometabolic diseases;
●	the timing, progress and results of preclinical studies and clinical trials for EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, potential registrational studies or cohorts and our research and development programs;
●	the timing, scope and likelihood of domestic and foreign regulatory filings and approvals, including timing of final U.S. Food & Drug Administration (FDA) approval of or Investigational New Drugs of EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and any other future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization, operations and marketing capabilities, relationships with other businesses and other business strategies, systems and relationships;
●	our commercialization plans, including the launch, uptake, and market acceptance of any approved products;
●	our ability to become a commercial-ready biopharmaceutical company;
●	the size of the markets and the potential market opportunity for our product candidates, if approved;
●	the pricing, reimbursement, and coverage of our product candidates, if approved;
●	the need to hire additional personnel and our ability to attract and retain such personnel;
●	our expectations regarding the approval and potential use of our product candidates in combination with other drugs;
●	our competitive position and the success of competing product candidates and therapies that are or may become available;

●	the ability of our programs to offer opportunities for us to expand into other serious cardiovascular diseases;
●	our estimates of the number of patients that we will enroll in our clinical trials;
●	our estimates relating to the timing of completing enrollment for our clinical trials;
●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects, of our product candidates;
●	our ability to obtain and maintain regulatory approval of our product candidates, and the timing or likelihood of regulatory filings and approvals, including our expectations to seek special designations for our product candidates;
●	our plans relating to the further development of our product candidates, including additional indications we may pursue;
●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;
●	our expectations regarding the impact of public health pandemics on our business;
●	our expectations regarding the impact of changes in the U.S. government administration and policy positions;
●	our expectations regarding the impact of instability in the U.S. banking and financial services sector and other macroeconomic trends;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	our continued reliance on third parties to conduct additional preclinical studies and planned clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
●	our relationships with patient advocacy groups, key opinion leaders, regulators, the research community and payors;
●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	the pricing and reimbursement of EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, if approved;
●	the rate and degree of market acceptance and clinical utility of EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing which may be impacted by many factors including inflation;

●	our financial performance;
●	the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	statements regarding any potential milestone payments related to the Sevasemten Sale;

●	the potential use of proceeds from the Sevasemten Sale and our offerings;
●	statements regarding the amount of cash tax obligations from the Sevasemten Sale;
●	our beliefs regarding our future operations, growth strategy and prospects as a smaller, less diversified company following the Sevasemten Sale, and our expectations regarding transition services and other post-closing obligations related to the Sevasemten Sale; and
●	the impact of laws and regulations.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

EDGEWISE THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	As of	As of
	June 30,	December 31,
	2026	2025
Assets	(unaudited)
Current assets
Cash and cash equivalents	$72,319	$61,148
Marketable securities, available for sale	388,390	468,961
Prepaid expenses and other assets	6,445	13,276
Current assets held for sale	4,364	—
Total current assets	471,518	543,385

Property and equipment, net	6,892	7,831
Operating lease right-of-use asset	1,278	1,387

Total assets	$479,688	$552,603

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$4,666	$6,006
Accrued compensation	8,576	12,430
Accrued other expenses	5,189	7,920
Operating lease liability, current portion	1,021	1,014
Current liabilities held for sale	9,590	—
Total current liabilities	29,042	27,370
Operating lease liability, net of current portion	2,569	2,976

Total liabilities	31,611	30,346

Commitments and contingencies (see note 5)

Stockholders' equity:
Preferred stock, $.0001 par value per share; 200,000,000 shares authorized and no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 107,776,380 shares and 106,249,579 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	10	10
Additional paid-in capital	1,101,278	1,067,941
Accumulated other comprehensive income (loss)	(500)	677
Accumulated deficit	(652,711)	(546,371)
Total stockholders' equity	448,077	522,257

Total liabilities and stockholders' equity	$479,688	$552,603

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Operating expenses
Research and development	$47,548	$33,558	$90,199	$70,315
General and administrative	14,395	9,052	25,859	18,254
Total operating expenses	61,943	42,610	116,058	88,569

Loss from operations	(61,943)	(42,610)	(116,058)	(88,569)

Other income
Interest income	4,616	6,495	9,718	11,656
Total other income	4,616	6,495	9,718	11,656

Net loss	(57,327)	(36,115)	(106,340)	(76,913)

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net	(248)	(197)	(1,177)	(216)
Total comprehensive loss	$(57,575)	$(36,312)	$(107,517)	$(77,129)

Net loss per share, basic and diluted	$(0.53)	$(0.34)	$(0.99)	$(0.77)
Weighted-average shares outstanding, basic and diluted	107,669,774	104,940,493	107,394,769	100,062,373

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2024	94,838,466	$9	$837,363	$420	$(378,576)	$459,216
Exercise of stock options	367,217	—	2,261	—	—	2,261
Stock-based compensation	—	—	9,059	—	—	9,059
Other comprehensive loss	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(40,798)	(40,798)
Balance as of March 31, 2025	95,205,683	$9	$848,683	$401	$(419,374)	$429,719
Issuance of common stock, net of offering costs	9,935,419	1	187,100	—	—	187,101
Exercise of stock options and vesting of restricted stock units	151,535	—	233	—	—	233
Purchase of common stock under Employee Stock Purchase Plan	48,659	—	597	—	—	597
Stock-based compensation	—	—	7,733	—	—	7,733
Other comprehensive loss	—	—	—	(197)	—	(197)
Net loss	—	—	—	—	(36,115)	(36,115)
Balance as of June 30, 2025	105,341,296	$10	$1,044,346	$204	$(455,489)	$589,071

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2025	106,249,579	$10	$1,067,941	$677	$(546,371)	$522,257
Exercise of stock options and vesting of restricted stock units	1,231,943	—	12,173	—	—	12,173
Stock-based compensation	—	—	8,715	—	—	8,715
Other comprehensive loss	—	—	—	(929)	—	(929)
Net loss	—	—	—	—	(49,013)	(49,013)
Balance as of March 31, 2026	107,481,522	$10	$1,088,829	$(252)	$(595,384)	$493,203
Exercise of stock options and vesting of restricted stock units	234,659	—	2,294	—	—	2,294
Purchase of common stock under Employee Stock Purchase Plan	60,199	—	793	—	—	793
Stock-based compensation	—	—	9,362	—	—	9,362
Other comprehensive loss	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	(57,327)	(57,327)
Balance as of June 30, 2026	107,776,380	$10	$1,101,278	$(500)	$(652,711)	$448,077

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(106,340)	$(76,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,078	1,036
Stock-based compensation	18,077	16,792
Accretion of discount on marketable securities, net	(1,822)	(4,126)
Amortization of right-of-use asset	109	85
Changes in assets and liabilities:
Prepaid expenses and other assets	2,466	(3,950)
Accounts payable	2,227	2,707
Accrued compensation	(3,854)	(4,420)
Accrued other expenses and other liabilities	3,446	(1,293)
Lease liability	(399)	(366)
Net cash used in operating activities	(85,012)	(70,448)

Cash flows from investing activities
Purchases of marketable securities	(163,237)	(385,942)
Sales of marketable securities	26,766	38,650
Maturities of marketable securities	217,686	229,118
Purchases of property and equipment	(292)	(94)
Net cash provided by (used in) investing activities	80,923	(118,268)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	187,362
Exercise of stock options	14,467	2,494
Payment of deferred offering costs	—	—
Proceeds from Employee Stock Purchase Plan	793	598
Net cash provided by financing activities	15,260	190,454

Net change in cash and cash equivalents	11,171	1,738
Cash and cash equivalents at beginning of period	61,148	41,666
Cash and cash equivalents at end of period	$72,319	$43,404
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$47	$78

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1  DESCRIPTION OF BUSINESS

Organization and Description of Business

Edgewise Therapeutics, Inc. (the Company) is a late-stage clinical biopharmaceutical company focused on advancing therapies for people living with for serious cardiovascular diseases. The Company’s pipeline includes EDG-7500, a novel, oral, selective, cardiac sarcomere modulator, in development for the treatment of hypertrophic cardiomyopathy (HCM), including both obstructive HCM (oHCM) and nonobstructive HCM (nHCM). The Company is also advancing EDG-15400, an oral next-generation cardiac sarcomere modulator in clinical development for the treatment of heart failure with preserved ejection fraction (HFpEF). In addition, the Company is leveraging its precision medicine platform to advance additional research programs focused on genetically defined cardiovascular and cardiometabolic diseases.

On May 31, 2026, the Company entered into an Asset Purchase Agreement (Sevasemten Purchase Agreement) with Servier Pharmaceuticals LLC and Les Laboratoires Servier (Servier) for the sale of the sevasemten muscular dystrophy program, including certain related assets, intellectual property, know-how, select employees, contracts, regulatory filings and clinical data, and assumed certain related liabilities (Sevasemten Sale). As a result, the related disposal group was classified as held for sale as of June 30, 2026, and the Sevasemten Sale closed on July 10, 2026. Following completion of the Sevasemten Sale, the Company is focused on advancing its cardiovascular pipeline and related research and development activities.

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

Liquidity and Capital Resources

The Company has an accumulated deficit of $652.7 million and cash, cash equivalents and marketable securities of $460.7 million as of June 30, 2026. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles.

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

As a subsequent event, on July 10, 2026, the Company completed the Sevasemten Sale receiving $1,550 million in upfront cash proceeds and is eligible to receive up to $1,100 million in potential future milestone payments, including (a) a potential milestone payment upon achieving U.S. marketing approval for sevasemten for

Becker muscular dystrophy in the amount of (i) $200 million, in cash, payable in the event of an approved labelling including specified adult and adolescent populations or (ii) $100 million in cash, payable in the event of an approved labelling including only specified adult populations (if (i) has not previously been achieved); (b) a potential milestone payment of $600 million in cash, payable upon the achievement of U.S. marketing approval for sevasemten for Duchenne muscular dystrophy; and (c) a potential milestone payment of $300 million in cash, payable upon the achievement of annual U.S. net sales of sevasemten products exceeding $550 million. Together, the upfront cash proceeds and potential future milestone payments constitute aggregate potential consideration of up to $2,650 million.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that the $460.7 million of cash, cash equivalents and marketable securities on hand as of June 30, 2026 and the $1,550 million in proceeds from the Sevasemten Sale received on July 10, 2026 will be sufficient to fund its operations in the normal course of business and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of June 30, 2026
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$72,107	$—	$—	$72,107
Marketable securities, available for sale:
Asset-backed securities	Level 2	34,115	4	(23)	34,096
Corporate debt securities	Level 2	144,071	6	(212)	143,865
Commercial paper	Level 2	28,908	2	(36)	28,874
U.S. government treasury and agency securities	Level 2	181,797	9	(250)	181,555
Total		$460,998	$21	$(521)	$460,497

	As of December 31, 2025
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$60,965	$—	$—	$60,965
Marketable securities, available for sale:
Asset-backed securities	Level 2	55,426	78	—	55,504
Corporate debt securities	Level 2	193,479	270	(5)	193,744
Commercial paper	Level 2	10,424	7	—	10,431
U.S. government treasury and agency securities	Level 2	208,955	327	—	209,282
Total		$529,249	$682	$(5)	$529,926

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, and U.S. government treasury and agency securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. There were no transfers of financial assets between Level 1, Level 2, or Level 3, during the periods presented. As of June 30, 2026, the remaining contractual maturities of $388.9 million of marketable securities were less than one year.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at June 30, 2026 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

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

NOTE 3  PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of June 30, 2026, the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

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

The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. An RSU represents the right to receive one share of common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant and generally vest over 2 to 4 years. A total of 5,040,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve increases by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of June 30, 2026, there were 7,832,215 shares of common stock available for future issuance under the 2021 Plan.

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

In accordance with the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by the Nasdaq Listing Rules, in connection with a merger or acquisition. The vesting of stock options is stated in each individual grant agreement, which is generally four years, and expires 10 years after the date of grant. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant and vests over 4 years. As of June 30, 2026, there were 352,000 shares available for future issuance under the Inducement Plan.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vested monthly over a four-year period and expire 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of June 30, 2026, 1,147,365 options were both outstanding and exercisable.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (2021 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. A total of 504,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 ESPP. The number of shares available for issuance under the 2021 ESPP increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 1,008,000 shares, (2) one percent (1%) of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of June 30, 2026, there were 3,848,431 shares of common stock available for future issuance under the 2021 ESPP.

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

Total stock-based compensation expense related to all equity plans was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Research and development	$5,418	$4,489	$10,515	$10,356
General and administrative	3,944	3,244	7,562	6,436
Total stock-based compensation expense	$9,362	$7,733	$18,077	$16,792

NOTE 5  COMMITMENTS AND CONTINGENCIES

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three and six months ended June 30, 2026 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2026.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss	$(57,327)	$(36,115)	$(106,340)	$(76,913)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	107,669,774	104,940,493	107,394,769	100,062,373
Net loss per share, basic and diluted	$(0.53)	$(0.34)	$(0.99)	$(0.77)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	18,439,730	16,825,819	18,554,483	16,809,703
Unvested restricted stock units	1,205,783	633,509	1,217,161	651,722
Total	19,645,513	17,459,328	19,771,644	17,461,425

NOTE 7  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Leasehold improvements	$9,815	$9,646
Laboratory equipment	4,117	4,070
Computers and software	296	296
Furniture and fixtures	511	511
Construction in process	—	77
Property and equipment, at cost	14,739	14,600
Less: accumulated depreciation	(7,847)	(6,769)
Property and equipment, net	$6,892	$7,831

Depreciation expense was $0.5 million and $1.1 million for the three and six months ended June 30, 2026 and $0.5 million and $1.0 million for the three and six months ended June 30, 2025.

NOTE 8  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Accrued research and development costs	$4,228	$7,161
Accrued other	961	759
Total accrued other expenses	$5,189	$7,920

NOTE 9 SEGMENT REPORTING

There have been no changes in the Company’s assessment of the basis of segmentation or in the basis of measurement of segment profit or loss since the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026.

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Contracted research expense	$27,838	$19,017	$51,780	$40,316
Personnel expense	15,817	10,894	30,541	21,518
Stock-based compensation expense	9,362	7,733	18,077	16,792
Other segment expense(a)	8,385	4,443	14,582	8,907
Depreciation	541	523	1,078	1,036
Segment net loss	(61,943)	(42,610)	(116,058)	(88,569)

Reconciliation of net loss
Interest income	4,616	6,495	9,718	11,656
Net Loss	$(57,327)	$(36,115)	$(106,340)	$(76,913)

a Other segment expense included in Segment net loss includes contracted administrative expenses, intellectual property fees, software costs, occupancy & equipment costs, and other overhead expenses.

NOTE 10 ASSETS AND LIABILITIES HELD FOR SALE

On May 31, 2026, the Company entered into the Sevasemten Purchase Agreement with Servier, to sell the assets and transfer the liabilities comprising its sevasemten program (the Disposal Group) for (i) closing consideration of $1,550.0 million in cash and (ii) up to $1,100.0 million of additional contingent consideration payable upon the achievement of specified clinical, regulatory and commercial milestones for the sevasemten program. The transaction was completed on July 10, 2026. In connection with the closing of the Sevasemten Sale, the Company incurred fees payable to its financial advisor and legal counsel, of approximately $47.2 million in the aggregate. These fees were contingent upon successful closing of the Sevasemten Sale and were not payable, and no liability existed, as of June 30, 2026. Upon closing, these amounts became fixed and determinable obligations of the Company and will be recognized as a reduction of the gain on sale in connection with the disposal.

The assets and liabilities of the Disposal Group met the criteria for classification as held for sale under ASC 360-10-45-9 effective May 31, 2026, and have been presented as Current assets held for sale and Current liabilities held for sale in the accompanying unaudited condensed balance sheet as of June 30, 2026. The comparative condensed balance sheet as of December 31, 2025 has not been reclassified. The Disposal Group has been measured at the lower of its carrying amount or fair value less costs to sell. Because the estimated fair value less costs to sell of the Disposal Group exceeds its carrying amount, no impairment loss was recognized upon its classification as held for sale for the three months ended June 30, 2026. The Company expects to recognize a gain within Other income upon completion of the sale for the three months ended September 30, 2026. The Disposal Group does not include property and equipment or other long-lived assets subject to depreciation or amortization.

The Disposal Group is reported within the Company's single operating and reportable segment. For the three and six months ended June 30, 2026, the Disposal Group's pretax loss, recorded within operating expenses, was $21.5 million and $39.9 million, respectively.

As of June 30,
2026
Assets held for sale:
Prepaid expenses and other assets	$4,364
Total assets held for sale	$4,364

Liabilities held for sale:
Accounts payable	$3,413
Accrued other expenses	6,177
Total liabilities held for sale	$9,590

The Company did not present the disposal group as discontinued operations because the disposition did not meet the applicable discontinued-operations criteria. The sevasemten intellectual property, know-how, regulatory filings, clinical data and related contracts were internally generated and, as a result, related costs were expensed as incurred and no intangible asset was included in the disposal group.

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

Overview

Since our inception in 2017, we have applied our deep expertise in muscle biology and small molecule drug discovery to build a proprietary precision medicine platform. This foundation has generated multiple clinical and preclinical programs across skeletal and cardiac muscle, including sevasemten for muscular dystrophies and our cardiovascular portfolio of novel, oral cardiac sarcomere modulators. In May 2026, we entered into an Asset Purchase Agreement under which Servier Pharmaceuticals LLC and Les Laboratoires Servier (Servier) acquired sevasemten and our muscular dystrophy program for $1,550 million in upfront cash consideration and up to $1,100 million in additional regulatory and commercial milestone payments, for aggregate potential consideration of up to $2,650 million (Sevasemten Sale). On July 10, 2026, the Sevasemten Sale was completed.

Following this transaction, Edgewise is positioned as a cardiovascular-focused late-stage clinical biopharmaceutical company advancing therapies for people living with serious cardiovascular diseases. Our lead cardiovascular program, EDG-7500, is a novel, oral, selective cardiac sarcomere modulator currently being studied in a multipart Phase 2 trial in patients with obstructive and nonobstructive hypertrophic cardiomyopathy, with a Phase 3 program targeted to initiate in the fourth quarter of 2026. EDG-15400, our second cardiovascular product candidate, is currently in a Phase 1 trial in healthy adults, with a future disease target of heart failure with preserved ejection fraction, and we expect to initiate a Phase 2 trial in the second half of 2026. We are also continuing to advance preclinical discovery efforts, including additional cardiovascular and cardiometabolic targets, as we pursue our mission of changing the lives of patients and families affected by serious cardiovascular diseases.

We have incurred significant losses since the commencement of our operations. Our net losses were $57.3 million and $106.3 million for the three and six months ended June 30, 2026, respectively, and $36.1 million and $76.9 million for the three and six months ended June 30, 2025, respectively, and we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of June 30, 2026, we had an accumulated deficit of $652.7 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception to our initial public offering, private placements provided gross proceeds of $160.7 million, and, as of June 30, 2026, we generated net proceeds from our initial public offering, follow-on public offering, issuance of our common stock under an “at the market offering” program (the ATM Program), and the January 2024 and April 2025 underwritten registered direct offerings of $793.7 million. We believe that our existing cash and cash equivalents and marketable securities of $460.7 million, together with the $1,550 million in upfront cash proceeds from the Sevasemten Sale received on July 10, 2026, will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

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

The majority of these expenses have been incurred to advance our lead product candidate EDG-7500, as well as sevasemten, our previous product candidate sold to Servier in July 2026. We expect that significant additional spending will be required to progress EDG-7500, EDG-15400, and other potential discoveries through later-stage clinical development phases and potentially registrational activities. These expenses will primarily consist of expenses for the administration of clinical trials as well as manufacturing costs for clinical material supply.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. In June 2026, we announced positive topline data for our multipart Phase 2 trial with EDG-7500 for people with HCM (CIRRUS-HCM) and are planning to initiate a Phase 3 trial for EDG-7500 in the fourth quarter of 2026 and we have completed dosing in the Phase 1 trial with EDG-15400 of healthy adults with the future disease target of HFpEF and are planning to initiate a Phase 2 trial for EDG-15400 in the second half of 2026. As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance EDG-7500, EDG-15400, and candidates from our EDG-003 cardiometabolic discovery program through clinical trials and additional product candidates; continue to develop our proprietary drug discovery platform; continue to discover and develop additional product candidates; and hire additional personnel.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025	Change

	(in thousands)
Operating expenses:
Research and development	$47,548	$33,558	$13,990
General and administrative	14,395	9,052	5,343
Total operating expenses	61,943	42,610	19,333
Loss from operations
Interest income	4,616	6,495	(1,879)
Net loss	$57,327	$36,115	$21,212

Research and development expenses

The following table summarizes our research and development expenses:

	Three months ended June 30,
	2026	2025	Change

	(in thousands)
External research and development expenses:
Sevasemten clinical program	$13,211	$13,018	$193
EDG-7500 clinical program	8,058	3,099	4,959
EDG-15400 clinical program	3,388	—	3,388
Discovery and preclinical	2,334	2,612	(278)
Internal costs, including personnel related	20,557	14,829	5,728
Total research and development expenses	$47,548	$33,558	$13,990

Research and development expenses were $47.5 million and $33.6 million for the three months ended June 30, 2026 and 2025, respectively. The increase was primarily due to higher EDG-7500, EDG-15400 and internal personnel-related costs, partially offset by lower discovery and preclinical expenses, and was attributed to the following:

●	an increase in EDG-7500 clinical program expenses of $5.0 million primarily related to an increase of $0.4 million from completion of patient activity for Part D of our multipart Phase 2 CIRRUS-HCM trial, for which Part B and Part C were fully enrolled and Part D was enrolling in the comparable period in 2025, an increase of $2.0 million from pharmacokinetic studies, and a $2.6 million increase in other development costs primarily driven by nonclinical costs and manufacturing costs to support future trials;
●	an increase in EDG-15400 clinical program expenses of $3.4 million which are now shown separately in the above table due to advancing into a Phase 1 trial in the third quarter of 2025. These expenses include clinical trial and nonclinical costs, as well as manufacturing costs to support current and future trials; and
●	an increase in internal costs of $5.7 million, primarily related to personnel-related costs, including stock-based compensation, resulting from increased employee headcount to support the growth of our research and development programs; and
●	an increase of $0.2 million in sevasemten clinical program expenses, which was primarily related to a $1.2 million increase in clinical program expenses in the MESA trial related to increased clinical activity due to patient rollover from the GRAND CANYON trial and $0.8 million increase in the GRAND CANYON trial, partially offset by $1.8 million in decreased activity across all other sevasemten trials;

partially offset by:

●	a decrease in discovery and preclinical expenses of $0.3 million, which was primarily driven by a decrease in EDG-15400 related costs, now shown separately, which were a significant portion of discovery, preclinical, and nonclinical expenses in the comparable period in 2025.

General and administrative expenses

General and administrative expenses increased to $14.4 million for the three months ended June 30, 2026 compared to $9.1 million for the three months ended June 30, 2025. The increase of $5.3 million was primarily attributable to $1.7 million in increased personnel-related costs, including stock-based compensation, associated with organizational growth, $1.4 million in increased costs associated with commercial readiness activities for sevasemten, as well as $2.3 million in increased professional and consulting costs, transaction costs related to the Sevasemten Sale, and other administrative costs supporting public company operations and clinical development activities.

Interest income

Interest income was $4.6 million for the three months ended June 30, 2026 compared to $6.5 million for the three months ended June 30, 2025. Interest income reflects returns generated from the investment of our cash, cash equivalents and marketable securities in accordance with our investment policies and may fluctuate in future periods based on prevailing market conditions and the timing of cash deployment.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025	Change

	(in thousands)
Operating expenses:
Research and development	$90,199	$70,315	$19,884
General and administrative	25,859	18,254	7,605
Total operating expenses	116,058	88,569	27,489

Interest income	9,718	11,656	(1,938)
Net loss	$106,340	$76,913	$29,427

Research and development expenses

The following table summarizes our research and development expenses:

	Six months ended June 30,
	2026	2025	Change

	(in thousands)
External research and development expenses:
Sevasemten clinical program	$26,309	$27,058	$(749)
EDG-7500 clinical program	13,880	7,290	6,590
EDG-15400 clinical program	6,509	—	6,509
Discovery and preclinical	4,409	5,455	(1,046)
Internal costs, including personnel related	39,092	30,512	8,580
Total research and development expenses	$90,199	$70,315	$19,884

Research and development expenses were $90.2 million and $70.3 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily due to higher EDG-7500, EDG-15400 and internal personnel-related costs, partially offset by lower discovery and preclinical expenses, and was attributed to the following:

●	an increase in EDG-7500 clinical program expenses of $6.6 million primarily related to an increase of $1.6 million from completion of patient activity for Part D of our multipart Phase 2 CIRRUS-HCM trial, for which Part B and Part C were completed enrollment and Part D was enrolling in the comparable period in 2025, a $2.3 million increase in other development costs primarily driven by nonclinical costs and manufacturing costs to support future trials, and an increase of $2.7 million from pharmacokinetic studies;
●	an increase in EDG-15400 clinical program expenses of $6.5 million which are now shown separately in the above table due to advancing into a Phase 1 trial in the third quarter of 2025. These expenses include clinical trial and nonclinical costs, as well as manufacturing costs to support current and future trials; and
●	an increase in internal costs of $8.6 million, primarily related to personnel-related costs, including stock-based compensation, resulting from increased employee headcount to support the growth of our research and development programs;

partially offset by:

●	a decrease of $0.7 million in sevasemten clinical program expenses, which was primarily related to a $1.9 million decrease in spend related to a pharmacokinetic study which was completed in 2025, a $0.6 million decrease in clinical program expenses in CANYON and GRAND CANYON compared to the same period in 2025 due to patient rollover to the MESA trial. This was offset by a $1.6 million increase in clinical program expenses in the MESA trial related to increased clinical activity due to continued patient rollover from the GRAND CANYON trial; and
●	a decrease in discovery and preclinical expenses of $1.0 million, which was primarily driven by a decrease in EDG-15400 related costs, now shown separately, which were a significant portion of discovery, preclinical, and nonclinical expenses in the comparable period in 2025.

Following completion of the Sevasemten Sale on July 10, 2026, we do not expect direct external clinical program costs associated with sevasemten to continue, except for retained obligations and transition-services activities performed under the Transition Services Agreement.

General and administrative expenses

General and administrative expenses increased to $25.9 million for the six months ended June 30, 2026 compared to $18.3 million for the six months ended June 30, 2025. The increase of $7.6 million was primarily attributable to $3.0 million in increased personnel-related costs, including stock-based compensation, associated with organizational growth, $2.1 million in increased costs associated with commercial readiness activities for sevasemten, as well as $2.5 million in increased professional and consulting costs, transaction costs related to the Sevasemten Sale, and other administrative costs supporting public company operations and clinical development activities.

Interest income

Interest income was $9.7 million for the six months ended June 30, 2026 compared to $11.7 million for the six months ended June 30, 2025. Interest income reflects returns generated from the investment of our cash, cash equivalents and marketable securities in accordance with our investment policies and may fluctuate in future periods based on prevailing market conditions and the timing of cash deployment.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception to our initial public offering, private placements provided gross proceeds of $160.7 million, and, as of June 30, 2026, we generated net proceeds from our initial public offering, follow-on public offering, issuance of our common stock under the ATM Program, and the January 2024 and April 2025 underwritten registered direct offerings of $793.7 million. Additionally, pursuant to the Sevasemten Purchase Agreement, we completed the sale of sevasemten and our muscular dystrophy program to Servier on July 10, 2026 and received upfront cash consideration of $1,550 million. As of June 30, 2026, we had cash, cash equivalents and marketable securities in the amount of $460.7 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
	2026	2025

	(in thousands)
Net cash used in operating activities	$(85,012)	$(70,448)
Net cash provided by (used in) investing activities	80,923	(118,268)
Net cash provided by financing activities	15,260	190,454
Net increase in cash and cash equivalents	$11,171	$1,738

Operating activities

Cash used in operating activities during the six months ended June 30, 2026 was $85.0 million primarily driven by our net loss for the period of $106.3 million, and was also impacted by changes in operating assets and liabilities, which decreased net working capital by $3.9 million. Cash used in operating activities was reduced by non-cash charges of $17.4 million relating to stock-based compensation expense of $18.1 million, depreciation of $1.1 million, and amortization of right-of-use asset of $0.1 million, offset by accretion of discounts, net on marketable securities of $1.8 million.

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

Investing activities

Cash provided by investing activities during the six months ended June 30, 2026 amounted to $80.9 million, due to $217.7 million in maturities of marketable securities and $26.8 million in sales of marketable securities, which were partially offset by $163.2 million in purchases of marketable securities and $0.3 million for purchases of equipment.

Cash used in investing activities during the six months ended June 30, 2025 amounted to $118.3 million, due to $385.9 million in purchases of marketable securities and $0.1 million for purchases of equipment, which was partially offset by $229.1 million in maturities of marketable securities and $38.7 million in sales of marketable securities.

Financing activities

Cash provided by financing activities during the six months ended June 30, 2026 was $15.3 million due to cash proceeds of $14.5 million from the issuance of common stock upon exercise of stock options and $0.8 million in proceeds from the Company’s 2021 Employee Stock Purchase Plan (2021 ESPP).

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

Impact of the Sevasemten Sale

On July 10, 2026, we completed the Sevasemten Sale and received $1,550 million in upfront cash proceeds. As a result, our available liquidity increased materially after June 30, 2026. In the quarter ending September 30, 2026, we expect to recognize a gain on the sale within other income, subject to final closing-date carrying values of the assets transferred and liabilities assumed, transaction costs, and the related income tax effects. We also expect our future operating expenses to be affected by the elimination of direct sevasemten program costs that will not continue following the sale, partially offset by costs and reimbursements associated with the Transition Services Agreement. Any contingent milestone payments will be recognized only if and when the applicable recognition criteria are met.

Funding requirements

We may continue to require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings and entered into the Leerink Sales Agreement under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175.0 million from time to time, through the Leerink ATM.

On May 31, 2026, the Company entered into the Sevasemten Purchase Agreement, pursuant to which Servier acquired sevasemten and certain other related assets collectively constituting the Company’s muscular dystrophy program and assumed certain related liabilities for aggregate potential consideration of up to $2,650 million. On July 10, 2026, the Company completed the Sevasemten Sale receiving $1,550 million in upfront cash proceeds and is eligible to receive up to $1,100 million in potential future milestone payments, including (a) a potential milestone payment upon achieving U.S. marketing approval for sevasemten for Becker muscular dystrophy in the amount of (i) $200 million, in cash, payable in the event of an approved labelling including specified adult and adolescent populations or (ii) $100 million in cash, payable in the event of an approved labelling including only specified adult populations (if (i) has not previously been achieved); (b) a potential milestone payment of $600 million in cash, payable upon the achievement of U.S. marketing approval for sevasemten for Duchenne muscular dystrophy; and (c) a potential milestone payment of $300 million in cash, payable upon the achievement of annual U.S. net sales of sevasemten products exceeding $550 million.

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

We do not currently have any long-term material capital requirements other than what will be required to fund operations for the foreseeable future and the amounts disclosed on the contractual obligations and commitments section below. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we may require substantial additional funding.

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

Our short-term material cash requirements as of June 30, 2026 are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We have entered into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

Our long-term cash requirements as of June 30, 2026 includes our lease obligations. In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado which includes escalating rent payments and an 8.2 year term, plus our share of operating expenses. In February 2023, the lease was modified to occupy an additional 9,624 square feet of office space, with aggregate payments of approximately $1.5 million over the initial 7.3 year term, plus our share of operating expenses. As of June 30, 2026, our total operating lease liability balance is $3.6 million, of which $1.0 million is a current liability.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026 and the notes to the financial statements appearing elsewhere in this Quarterly Report. During the three and six months ended June 30, 2026, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K filed on February 26, 2026.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $460.7 million and $530.1 million, respectively, primarily invested in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, asset-backed securities, commercial paper, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term available-for-sale marketable securities. Our available-for-sale marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. However, there can be no assurance that changes in interest rates will not have a material adverse impact on us in the future.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2026 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three and six months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:

Risks Related to Our Financial Position, Need for Additional Capital and Limited Operating History

●	We have a limited operating history and while we are moving toward becoming a commercial-ready biopharmaceutical company, some of our product candidates are early in development and we have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.
●	We have not generated any revenue to date, have incurred significant net losses since our inception, and expect to continue to incur significant net losses for the foreseeable future.
●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates, if approved.
●	We may require substantial additional capital to finance our operations, which may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

●	We are substantially dependent on the success of our lead product candidate EDG-7500. If we are unable to complete further development of, obtain approval for and commercialize EDG-7500 for one or more indications in a timely manner, our business will be harmed.
●	In addition to EDG-7500, our prospects depend in part upon developing and commercializing EDG-15400 and product candidates from our EDG-003 cardiometabolic discovery program and discovering, developing and commercializing product candidates in future programs, which may fail or suffer delays that adversely affect their commercial viability.

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the FDA, European Medicines Agency (EMA) or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	Our product candidates may cause serious adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.
●	If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.
●	We have limited resources and are currently focusing the majority of our efforts on developing EDG-7500 for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.
●	We face significant competition and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted.
●	Interim, topline and preliminary data from our clinical trials that we announce or publish may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We may not be successful in our efforts to develop a proprietary drug discovery platform to build a pipeline of product candidates.
●	The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.
●	Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.
●	Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

●	The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval of our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

●	Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.

Risks Related to Our Intellectual Property

●	Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Risks Related to Our Dependence on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies, which may harm our business.
●	We contract with third parties for the production of EDG-7500 and EDG-15400 for our ongoing clinical trials and the production of product candidates from our EDG-003 cardiometabolic discovery program for our ongoing preclinical studies, and expect to continue to do so for additional clinical trials, preclinical studies and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	Our reliance on third parties may require us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Risks Related to Our Future Operations Following the Sevasemten Sale

●	There is no guarantee that we will receive the milestone payments under the Sevasemten Purchase Agreement (as defined below).
●	We have discretion in the use of the proceeds from the Sevasemten Sale (as defined below) and our choices about the use of proceeds may be ineffective.
●	We may face new challenges as a smaller, less diversified company.
●	We may experience operational burdens, disputes or costs in connection with transition services and other post-closing obligations under the Sevasemten Sale.

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

We are a late-stage clinical biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are developing precision medicines for cardiovascular diseases which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. We commenced operations in 2017, and while we are moving toward becoming a commercial-ready biopharmaceutical company, we have no products approved for commercial sale and have not generated any revenue. In April 2024, we began enrolling a multipart Phase 2 clinical trial with our product candidate EDG-7500 for people with hypertrophic cardiomyopathy (HCM), and in September 2025, we initiated a Phase 1 trial of healthy adults with our product candidate EDG-15400 with future disease target of heart failure with preserved ejection fraction (HFpEF). We have not yet initiated clinical trials for any other product candidate, including product candidates from our EDG-003 cardiometabolic discovery program. Since our inception in 2017, we have devoted substantially all of our focus and financial resources to discovering, identifying and developing potential product candidates, including advancing our development programs, conducting preclinical studies of our product candidates and initiating clinical trials, organizing and staffing our company, business planning, raising capital and securing related intellectual property rights.

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

We have incurred significant net losses since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock and public offerings of our common stock. Our net loss was $57.3 million and $106.3 million for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, we had an accumulated deficit of $652.7 million. We are advancing EDG-7500 and EDG-15400 in clinical development. Our other programs, including EDG-003, are in preclinical discovery and research stages. As a result, we expect that it will be a couple of years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

On July 10, 2026, we completed the sale of our sevasemten muscular dystrophy program to Servier and received $1,550 million in upfront cash consideration. While the transaction significantly strengthened our capital position, we expect to continue to incur substantial operating losses as we advance EDG-7500, EDG-15400 and our other cardiovascular programs. Our future capital requirements will depend on numerous factors, including clinical development timelines, regulatory requirements, manufacturing activities, commercialization strategies and potential business development opportunities. In addition, future milestone payments under the Servier transaction are contingent upon the achievement of specified development, regulatory and commercial milestones and may never be received.

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

Our business depends entirely on the successful discovery, development, regulatory approval and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next couple of years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve several objectives, including:

●	successful and timely completion of preclinical and clinical development of EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and our other future product candidates and programs;

●	establishing and maintaining relationships with CROs and clinical sites for the clinical development of EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and any other future product candidates and programs;
●	the initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
●	acceptable frequency and severity of adverse events in the clinical trials;
●	the efficacy and safety profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
●	complying with any required post-marketing approval commitments to applicable regulatory authorities;
●	developing an efficient and scalable manufacturing process for our product candidates;
●	establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;
●	successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
●	a continued acceptable safety profile following any marketing approval of our product candidates;
●	commercial acceptance of our product candidates by patients, the medical community and third-party payors;
●	timely receipt of reimbursement from applicable authorities for any product candidates for which we successfully receive regulatory approval;
●	satisfying any required post-marketing approval commitments to applicable regulatory authorities;
●	identifying, assessing and developing new product candidates;
●	obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protecting our rights in our intellectual property portfolio;
●	defending against third-party infringement claims, if any;
●	entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	obtaining coverage and adequate reimbursement by third-party payors for our products and patients’ willingness to pay in the absence of such coverage and adequate reimbursement;

●	obtaining additional funding to develop and potentially manufacture and commercialize our product candidates;
●	addressing any competing therapies and technological and market developments;
●	managing costs, including any unforeseen costs, that we may incur as a result of nonclinical study or clinical trial delays due to public health pandemics or emergencies, inflation or other causes; and
●	attracting, hiring and retaining qualified personnel, including clinical, scientific, management and administrative personnel.

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

We may require substantial additional capital to finance our operations, which may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

As of June 30, 2026, we had $460.7 million in cash, cash equivalents and marketable securities. We also received $1,550 million in upfront cash consideration and can potentially receive up to $1,100 million in additional milestone payments in connection with the Sevasemten Sale. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. The upfront proceeds from the Sevasemten Sale, combined with existing cash, cash equivalents and marketable securities, significantly strengthen our capital position and are expected to support advancement of EDG-7500 and our cardiovascular pipeline; however, our operating plans may change and we may seek or require additional capital. On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings. We additionally filed a prospectus supplement to the shelf registration statement and entered into a sales agreement with Leerink Partners LLC (Leerink Sales Agreement) on May 10, 2024, under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175.0 million from time to time, through an “at the market offering” program (Leerink ATM). Pursuant to the automatic shelf registration statement, on April 3, 2025, we closed an underwritten registered direct offering of 9,935,419 shares of our common stock for net proceeds of $187.1 million after deducting underwriting discounts and commissions and offering expenses. We have not yet offered or sold any shares of common stock related to the Leerink ATM.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program, as well as develop our proprietary drug discovery platform. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated preclinical studies and clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We are not permitted to market or promote EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program or any other product candidate before we receive marketing approval from the FDA. We also expect to incur costs associated with operating as a public company. Our cash, cash equivalents and marketable securities may not be sufficient for us to complete development and commercialization of all current or future product candidates under all scenarios. Accordingly, we may need to obtain additional funding in order to continue our operations.

Our future capital requirements will depend on many factors, including, but not limited to:

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset current and future taxable income may be limited.

The Sevasemten Sale may generate substantial taxable income. Although we have net operating loss carryforwards and other tax attributes, our ability to use those attributes may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) (as further described below) and similar state rules. As a result, the Sevasemten Sale may result in material cash tax obligations, and the amount of any such obligations may differ from our estimates as the transaction accounting and related tax provision are finalized.

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

In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership of our stock. Our ability to utilize our NOLs and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business may adjust their operations in light of public health emergencies. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Changing our third-party manufacturer could result in delays in our manufacturing supply chain which could delay or otherwise impact our development of our product candidates and result in increased costs related to our product candidates. Additionally, certain preclinical studies for our discovery research programs are conducted by CROs, which could be discontinued or delayed as a result of public health emergencies. We could also experience delays if our suppliers are delayed in delivering raw materials to our third-party manufacturers. For example, our clinical trial sites could experience delays in collecting, receiving, and analyzing data from patients enrolled in our clinical trials due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during a public health emergency. As a result, research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from public health emergencies on the costs and timing associated with the conduct of our clinical trial and other related business activities.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidate EDG-7500. If we are unable to complete further development of, obtain approval for and commercialize EDG-7500 for one or more indications in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize our lead product candidate EDG-7500. We are investing the majority of our efforts and financial resources in the research and development of EDG-7500. EDG-7500 is in advanced clinical trials in patients with HCM.

EDG-7500 will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote EDG-7500, EDG-15400, or any other product candidate before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. While we announced topline results for our multipart Phase 2 CIRRUS-HCM trial of EDG-7500, from Part A, the single-dose arm in patients with obstructive HCM (oHCM) and Part B, Part C, and Part D in patients with oHCM and nonobstructive HCM (nHCM), the FDA may disagree with our interpretation of the data and may require additional clinical testing before we can seek regulatory approval and begin commercialization, if at all.

The success of EDG-7500 will depend on several factors, including the following:

●	the successful and timely completion of our ongoing nonclinical studies and clinical trials of EDG-7500;
●	the initiation and successful patient enrollment and completion of additional clinical trials of EDG-7500 on a timely basis;
●	maintaining and establishing relationships with CROs and clinical sites for the clinical development of EDG-7500;
●	the frequency and severity of adverse events in clinical trials;

●	demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;
●	the timely receipt of marketing approvals for EDG-7500 from applicable regulatory authorities;
●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
●	the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of EDG-7500;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protecting our rights in our intellectual property portfolio;
●	our ability to expand EDG-7500 into multiple indications;
●	the successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety profile following any marketing approval;
●	the actual market-size, ability to identify patients and the demographics of patients eligible for our product candidates, which may be different than expected;
●	commercial acceptance by patients, the medical community and third-party payors, particularly since the product candidates we develop may be novel;
●	our ability to compete or combine with other therapies; and
●	addressing any delays, necessary adjustments and additional costs in nonclinical study and clinical trials resulting from factors related to public health pandemics.

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize EDG-7500, which would materially harm our business. If we do not receive marketing approvals for EDG-7500, we may not be able to continue our operations.

In addition to EDG-7500, our prospects depend in part upon developing and commercializing EDG-15400 and product candidates from our EDG-003 cardiometabolic discovery program and discovering, developing and commercializing product candidates in future programs, which may fail or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for and commercialize EDG-15400 with future disease target of HFpEF, product candidates from our EDG-003 research program currently focused on cardiometabolic indications, and our lead product candidate EDG-7500. However, research and development related to new product candidates is inherently risky. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

Although we have announced positive results from our preclinical studies and clinical trials, our product candidates’ risk of failure is high and it is impossible to predict when or if EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program or any other product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate with substantial evidence the safety and efficacy of such product candidates.

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

We are developing novel biologically active small molecules for cardiovascular diseases. As a result, there is uncertainty as to the safety profile of product candidates we may develop. If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.

Patients in our ongoing and planned clinical trials may in the future suffer other adverse events or other side effects not observed in our preclinical studies or previous clinical trials. For example, in Part B and Part C of the Phase 2 CIRRUS-HCM trial of EDG-7500 in participants with HCM, the most frequently reported adverse events were dizziness, upper respiratory tract infection and atrial fibrillation (AF), nearly all of which were considered mild to moderate in severity. If EDG-7500 or other product candidates are investigated in pediatric populations, safety monitoring and related concerns may be particularly scrutinized by regulatory agencies. In addition, if EDG-7500 or any of our product candidates are studied in combination with other therapies, it may exacerbate adverse events associated with the therapy. Patients treated with our product candidates may also be undergoing other therapies which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses, which could occur either during the course of our clinical trials or after participating in such clinical trials.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Although we have announced positive results from our preclinical studies and clinical trials, we do not know whether EDG-7500 or EDG-15400 will perform in current or future clinical trials as they have performed in preclinical studies or earlier clinical trials, nor do we know whether any product candidate in our EDG-003 cardiometabolic discovery program will perform in current or future preclinical studies or future clinical trials as it has in prior preclinical studies. Product candidates in clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.

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

For EDG-7500 trials, we completed the Phase 1 trial in healthy subjects and our multipart Phase 2 trial (CIRRUS-HCM) in patients with oHCM and nHCM. However, we may experience difficulty with enrollment of patients in a Phase 3 trial of EDG-7500 and Phase 2 trial of EDG-15400.

We are developing product candidates for serious cardiovascular diseases and we may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for our planned clinical trials and monitoring such subjects adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing subjects may prove costly. Further, the treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies to try alternative therapies.

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

We have limited resources and are currently focusing the majority of our efforts on developing EDG-7500 for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

Although the Sevasemten Sale significantly increased our cash resources, we must still prioritize the use of capital, personnel and management attention, and we are currently focusing the majority of our efforts on developing EDG-7500. As a result, because we have limited resources, we may forgo or delay the pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential, including EDG-15400 or product candidates from our EDG-003 cardiometabolic discovery program. In addition, while we currently have multiple compounds in our programs, we are focusing our efforts on select product candidates from each of these programs to develop as lead product candidates in each program. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for EDG-7500, EDG-15400, and our EDG-003 cardiometabolic discovery program may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for EDG-7500, EDG-15400, or the product candidates we are currently researching, such as those from our EDG-003 cardiometabolic discovery program, we may relinquish valuable rights to our product candidates or programs through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

With EDG-7500, we expect to face competition from existing products and products in development. Current first-line pharmaceutical treatment for patients with oHCM and nHCM consists of non-vasodilating beta blockers and non-dihydropyridine calcium channel blockers. Commonly prescribed beta-blockers are atenolol, propranolol, and metoprolol. Verapamil and diltiazem are calcium channel blockers used in the treatment of symptomatic oHCM and nHCM. For oHCM patients who remain symptomatic, a sodium channel blocker with negative ionotropic drug properties, typically disopyramide (Norpace marketed by Pfizer or a generic form) and/or a cardiac myosin inhibitor (CMI) (Camzyos marketed by Bristol-Myers Squibb (BMS) or Myqorzo marketed by Cytokinetics), may also be added.

In the field of emerging treatments for HCM, competitors include BMS, Cytokinetics and Braveheart, each of which has advanced or is advancing a CMI for the treatment of symptomatic NYHA Class II-III oHCM and nHCM. BMS received approval for oHCM and commercialized Camzyos (mavacamten) in the US in 2022 and is now approved and marketed in Europe and countries across five continents. In late 2025 and early 2026, Cytokinetics received approval of Myqorzo (aficamten) in the US, Europe and certain Asian countries, also for the treatment of oHCM. BMS reported negative results from its Phase 3 nHCM trial of mavacamten in early 2025 but plans to initiate another Phase 3 nHCM trial in the second half of 2026. In 2026, Cytokinetics announced positive results from its Phase 3 trial of aficamten in nHCM. Cytokinetics and BMS are also developing their respective CMIs in pediatric oHCM patients; BMS announced a target review date under the Prescription Drug User Fee Act (PDUFA) of September 30, 2026 for the FDA-accepted sNDA for Camzyos in adolescents with oHCM. Braveheart Bio announced results from its Phase 2 oHCM and nHCM of HRS/BHB-1893 in March 2026 and plans to initiate global Phase 3 studies in oHCM and nHCM in the second half of 2026 and 2027, respectively.

Other active non-CMI programs include: Lexicon’s sotagliflozin, which completed enrollment of the Phase 3 trial in symptomatic oHCM and nHCM in July 2026; Imbria’s ninerafaxstat, currently in Phase 2b trial for symptomatic nHCM; HAYA’s HTX-001, currently in Phase 1a/b for nHCM; Tenaya’s TN-201, a Phase 1b/2 gene therapy for MYBPC3-associated HCM. We are aware of several preclinical HCM programs including: JN-210, a microRNA activating gene therapy approach being developed by Jaan Biotherapeutics; CDR348T and CDR641L, both are non-coding RNA-based therapies being developed by Cardior Pharmaceuticals (acquired by Novo Nordisk in May 2024); Lexeo’s LX2022 a TNNI3 gene therapy program; DINA-003, a gene therapy approach developed by DiNAQOR for which we have limited knowledge of its development plans..

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. In EDG-7500, on September 19, 2024, we announced positive topline data from the Phase 1 trial of EDG-7500 in healthy subjects and the Part A single-dose arm of the Phase 2 multipart CIRRUS-HCM trial in patients with oHCM, on April 2, 2025, we announced positive topline results from Part B and Part C of the Phase 2 multipart CIRRUS-HCM trial in patients with oHCM and nHCM, and on June 16, 2026, we announced positive topline results from Part D of the Phase 2 multipart CIRRUS-HCM trial in patients with oHCM and nHCM. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program or any other product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

We may not be successful in our efforts to develop a proprietary drug discovery platform to build a pipeline of product candidates.

A key element of our strategy is to leverage our proprietary drug discovery platform and our ability to design small molecules to expand our pipeline of product candidates. We are leveraging our proprietary drug discovery platform and capabilities to create precision medicines for cardiovascular and cardiometabolic diseases with high levels of unmet need. In order to do so, we must continue to invest in our proprietary drug discovery platform and development capabilities. Although our research and development efforts to date have resulted in a pipeline of product candidates, these product candidates may not be safe and effective. In addition, although we expect that our proprietary drug discovery platform will allow us to develop a diverse pipeline of product candidates across cardiovascular and cardiometabolic indications, we may not prove to be successful at doing so. Furthermore, we may also find that the uses of our proprietary drug discovery platform are limited because alternative uses of our therapeutics prove not to be safe or effective. Even if we are successful in building our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval or achieve market acceptance. Further, because our product candidates and development programs are based on our proprietary drug discovery platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

In the future, to the extent we pursue an orphan disease, we may not be able to obtain orphan drug designation or obtain or maintain orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA, EMA or other comparable foreign regulatory authorities, from approving competing products.

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

Even if we are successful in obtaining orphan drug designation, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even after obtaining orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review. In January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different subindications and subpopulations.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. In June 2026, the CMS issued a proposed rule that would codify policies established in guidance documents for the Medicare Drug Price Negotiation Program for initial price applicability year 2029 and beyond. CMS plans to release guidance to implement policies related to the effectuation of the MFP for the Medicare Drug Price Negotiation Program for 2028, consistent with the Inflation Reduction Act.

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

In the United States, a broad variety of data protection laws and regulations may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with certain data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgments and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, establishes restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a California Privacy Protection Agency to implement and enforce the legislation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, numerous other state legislatures have enacted or are currently contemplating, and may pass, their own data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many of these laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted a Colorado Privacy Act (CPA) in June 2021 that went into effect on July 1, 2023, with enforcement commencing on the same date. The Colorado Attorney General released its rules implementing the CPA on March 15, 2023, and since has amended these rules on multiple occasions. Connecticut, Utah and Virginia have also enacted legislation similar to the CCPA and the CPA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Maryland, Minnesota, New Hampshire, New Jersey, Nebraska and Tennessee have enacted similar legislation that took effect in 2025; Indiana, Kentucky and Rhode Island have enacted similar legislation that has taken effect in 2026; Alabama and Oklahoma have enacted similar legislation that will take effect in 2027; and Vermont has enacted similar legislation that takes effect in 2028. The U.S. government also has instituted rules, effective April 8, 2025, that prohibit or restrict transactions involving certain types and amounts of sensitive data between U.S. persons and foreign persons associated with specific countries of concern, including China. Among other things, these rules require U.S. businesses to seek assurances from certain foreign parties with which they share sensitive data (under certain types of agreements) that those parties will not further share that data with parties in countries of concern. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action.

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

The Sevasemten Sale resulted in the separation or transfer of certain employees and may require us to reallocate responsibilities among remaining personnel while continuing to recruit and retain employees needed to advance our cardiovascular pipeline. Following the sale of sevasemten, we had 127 full-time employees. Of these employees, 94 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;
●	managing our internal development efforts effectively, including the clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process for EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and any other product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of our research and development, clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and any other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

We, and our CROs, like other companies operating in today’s environment, are increasingly dependent on information systems, services and infrastructure, and information systems, services, and infrastructure owned, operated or maintained by third parties, to operate our business. In the ordinary course of our business, we collect, create, generate, process, transmit and store large amounts of sensitive information, including personal information, proprietary information such as trade secrets, and other sensitive data. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of our information systems and the information contained therein. We have incurred costs to establish a cybersecurity risk management program, including through the implementation of security measures in an effort to protect systems that store our information. However, despite the implementation of those security measures and the implementation of our cybersecurity risk management program, given the size and complexity and the increasing amounts of information maintained on our information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials), service providers, suppliers, and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, technical errors, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, service providers, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise the confidentiality, integrity, or availability of our information systems or the information contained therein, or otherwise availability or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. We, our CROs, and other vendors that we work with have experienced cybersecurity incidents in the past (including one of our vendors in 2026 and CROs of ours in 2025, 2023, and 2019) and we cannot eliminate the risk that we, our CROs, and other vendors will experience them in the future.

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

The use of AI technology can give rise to intellectual property risks, including uncertainty regarding ownership of AI-generated inventions, compromises to proprietary IP, inaccuracy, bias, data privacy and cybersecurity issues, data provenance disputes, and infringement or misappropriation claims. The legal landscape for AI-generated inventions remains uncertain, and development of the law in the U.S. and abroad could impact our ability to enforce proprietary rights or protect against infringing uses. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents. For example, on February 13, 2024, the USPTO issued AI Inventorship guidance entitled “Inventorship Guidance for AI-assisted Inventions” which indicated that the three-part test articulated in Pannu v. Iolab Corp. 155 F.3d 1344 (Fed. Cir. 1998) was relevant to the inventorship analysis of AI-assisted inventions. However, the USPTO rescinded the February 13, 2024, guidance and issued a new guidance document entitled “Revised Inventorship Guidance for AI-Assisted Inventions” on November 28, 2025, wherein it is stated that the Pannu factors only apply when determining whether multiple natural persons qualify as joint inventors. The determination of inventorship with respect to AI-assisted inventions is thus highly uncertain and subject to change based on USPTO guidance and law.

AI may have errors or inadequacies that are not easily detectable. If the data used to train AI or the content AI applications assist in producing are deficient, inaccurate, or biased, our business may be adversely affected. We expect increasing government regulation of AI use (including the EU’s AI Act which entered into force on August 1, 2024), which may significantly increase compliance costs. This legislation imposes significant obligations on providers and deployers of AI systems. The legal landscape for AI-related intellectual property remains uncertain, and development of the law could impact our ability to enforce proprietary rights.

The rapid evolution of AI may, to the extent we decide to integrate such technologies with our products and services, require the application of significant resources to design, develop, test and maintain such products and services to help ensure that any such AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. We also may need to expend further resources to adjust our business practices, as these laws and regulations evolve, especially where requirements across jurisdictions are inconsistent. Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could materially and adversely affect our business, financial condition, results of operations, and prospects.

Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of Gen AI, to engage in illegal activities involving the theft and misuse of personal information, financial and other confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business

Our operations are vulnerable to interruption by fire, earthquakes, power loss, telecommunications failure, terrorist activity, pandemics and other events beyond our control, which could harm our business.

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

Our business is subject to risks associated with business operations we conduct internationally, as well as indirect impacts from our relationships with collaborators, partners, or contractors who conduct business internationally. For example, we plan to initiate a Phase 3 trial for EDG-7500 in the fourth quarter of 2026 in the U.S. and in certain countries in Europe, Latin America, Australasia, and Asia. We may seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements and reimbursement regimes in foreign countries, including changes in existing regulatory requirements and implementation of new regulatory requirements or policies that impact our clinical development and business operations in foreign countries;
●	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from preclinical studies or clinical trials;
●	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
●	unexpected changes in tariffs, trade barriers, any retaliatory actions in respect thereto, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, change in political condition, including as a result of changes in the U.S. government administration and policy positions, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the FCPA or comparable foreign regulations;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	impact of public health pandemics on our ability to produce our product candidates and conduct clinical trials in foreign countries;

●	production or supply shortages or other disruptions resulting from any events affecting raw material supply or manufacturing capabilities abroad, including, but not limited to, impacts due to the ongoing Ukraine-Russia war, addition of certain suppliers or companies to the restricted parties lists including the U.S. Office of Foreign Assets Control’s List of Specially Designated Nationals and Blocked Persons or U.S. Department of Commerce’s Denied Persons List, Entity List, and Unverified List or other export restrictions under the Export Administration Regulations, implementation of other export controls, restrictions or sanctions, including the impact of changes in the U.S. government administration and policy positions, that can impact the supply chain, our business, or business operations of our suppliers, contractors or partners; and
●	business interruptions resulting from geo-political actions, including war, such as the ongoing war in Ukraine and war and instability in the U.S., Iran, Israel, and Lebanon, other regional or geo-political conflicts, and terrorism.

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, including China, with respect to trade policies, treaties, tariffs, taxes, any retaliatory actions in respect thereto, and other limitations on cross-border operations. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions, including the impact of changes in the U.S. government administration and policy positions, that could negatively impact U.S. trade and our business. For example, legislation in Congress known as the BIOSECURE Act was enacted in December 2025 as part of the 2026 National Defense Authorization Act, and places limitations on certain interactions with certain Chinese and other biotechnology firms that may pose a threat to United States national security; additional proposals have been raised regarding possible executive actions to further limit those Chinese service providers’ ability to engage in business in the United States. In addition, between February 2025 and February 2026, the U.S. administration imposed additional tariffs of 10% - 145% on many products imported from China citing authorities provided for in the International Emergency Economic Powers Act (IEEPA). These additional U.S. tariffs implemented under IEEPA were rescinded on February 24, 2026, following a Supreme Court decision invalidating the use of IEEPA to authorize these tariffs, but the U.S. government subsequently implemented a “temporary import surcharge” of 10% on many of the same imports between February 24, 2026 and July 24, 2026, under authorities provided for in Section 122 of the Trade Act of 1974. Upon expiration of the Section 122 temporary import surcharge on July 24, 2026, the U.S. government implemented tariffs of up to 10% or 12.5% on imported commodities from 60 U.S. trading partners, with certain items (including certain chemicals used for pharmaceutical applications) excepted, under authorities provided under Section 301 of the Trade Act of 1974, following a determination by the U.S. Trade Representative that these trading partners insufficiently enforce forced labor laws. In response to these and other actual and threatened tariff actions, certain U.S. trading partners have from time to time imposed and/or threatened retaliatory tariffs or other trade controls. These or other tariffs, actual or proposed legislation, or similar laws and regulations in the future, including changes to implemented bilateral trade deals between the U.S. and China, could adversely impact our current or future third-party arrangements with certain companies, including those in China or Chinese-owned U.S. companies, which could delay or impact our clinical trials and consequently delay or obstruct successful commercialization of our product candidates. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Following completion of the Sevasemten Sale, our intellectual property portfolio is increasingly concentrated in assets supporting our cardiovascular programs, including EDG-7500 and EDG-15400. Any adverse development affecting the scope, validity, enforceability or commercial value of our intellectual property covering these programs could have a more significant impact on our business than prior to the transaction.

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

We do not have the ability to independently conduct our clinical trials. We currently rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our current and planned clinical trials of EDG-7500 and EDG-15400 and we expect to continue to rely upon third parties to conduct additional clinical trials for EDG-7500, EDG-15400, and other product candidates. Third parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third-party will devote to our clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors. Some of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements with a third-party, it would delay our drug development activities.

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

We contract with third parties for the production of EDG-7500 and EDG-15400 for our ongoing clinical trials and the production of product candidates from our EDG-003 cardiometabolic discovery program for our ongoing preclinical studies, and expect to continue to do so for additional clinical trials, preclinical studies and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. We will be relying on a single third-party manufacturer and we currently have no alternative manufacturer in place. Changing our third-party manufacturer could result in delays in our manufacturing supply chain which could delay or otherwise impact our development of EDG-7500, EDG-15400, and product candidates from our EDG-003 cardiometabolic discovery program and result in increased costs related to EDG-7500, EDG-15400, and product candidates from our EDG-003 cardiometabolic discovery program. We do not have long-term supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. If we were to experience an unexpected loss of supply of EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program or any other product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials and preclinical studies.

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

Our drug development programs and the potential commercialization of our product candidates may require substantial additional cash to fund expenses. We may seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. In addition, we intend to explore strategic partnering and collaboration opportunities to out-license rights to our research programs and drug candidates for indications in which we are unlikely to pursue development and commercialization. In parallel, we will also evaluate select external opportunities to strategically expand our portfolio. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

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

We also collaborate with a network of experts who advise and support our development efforts. In the future, such experts may not collaborate with us which could affect our ability to develop our product candidates and proprietary drug discovery platform as such experts potentially provide us with access to ideas to address the needs of serious cardiovascular diseases.

Risks Related to Our Future Operations Following the Sevasemten Sale

There is no guarantee that we will receive the milestone payments under the Sevasemten Purchase Agreement.

On July 10, 2026, Servier Pharmaceuticals LLC and Les Laboratoires Servier (Servier) acquired sevasemten and certain other related assets collectively constituting our muscular dystrophy program and assumed certain related liabilities for aggregate potential consideration of up to $2,650 million (Sevasemten Sale), pursuant to an Asset Purchase Agreement between us and Servier dated May 31, 2026 (Sevasemten Purchase Agreement). The up to $2,650 million of aggregate potential consideration consists of $1,550 million in cash, already paid at closing, and up to $1,100 million in potential future milestone payments that are subject to certain conditions, risks and uncertainties, including (a) a potential milestone payment upon achieving U.S. marketing approval for sevasemten for Becker muscular dystrophy in the amount of (i) $200 million, in cash, payable in the event of an approved labelling including specified adult and adolescent populations or (ii) $100 million in cash, payable in the event of an approved labelling including only specified adult populations (if (i) has not previously been achieved); (b) a potential milestone payment of $600 million in cash, payable upon the achievement of U.S. marketing approval for sevasemten for Duchenne muscular dystrophy; and (c) a potential milestone payment of $300 million in cash, payable upon the achievement of annual U.S. net sales of sevasemten products exceeding $550 million. U.S. marketing approval for sevasemten for Becker muscular dystrophy or Duchenne muscular dystrophy and sales of sevasemten products in the U.S. are subject to various risks and uncertainties, and there is no guarantee that we will receive any of the milestone payments. If we do not receive any of the milestone payments, our business, financial condition, results of operations and prospects may be adversely affected.

We have discretion in the use of the proceeds from the Sevasemten Sale and our choices about the use of proceeds may be ineffective.

We plan to use the proceeds that we received at the closing of the Sevasemten Sale and may receive as milestone payments for working capital and general corporate purposes, in connection with our continued business, which is focused on our cardiovascular pipeline. We expect to use the upfront proceeds received at closing, together with our existing cash, cash equivalents and marketable securities, for working capital and general corporate purposes, including advancing EDG-7500, EDG-15400 and our EDG-003 cardiometabolic discovery program, satisfying transaction-related tax and other obligations. We will have broad discretion in the application of the proceeds from the Sevasemten Sale and our planned use of proceeds described above may not improve or enhance our business, financial condition, results of operations or prospects. An ineffective use of proceeds may have a material adverse effect on business, financial condition, results of operations and prospects.

We may face new challenges as a smaller, less diversified company.

The Sevasemten Sale resulted in us being a smaller, less diversified company with a more limited business concentrated on our cardiovascular pipeline. Following the closing, we no longer own or control the sevasemten muscular dystrophy program and are more dependent on the success of EDG-7500, EDG-15400 and our earlier-stage cardiovascular and cardiometabolic programs. As a result, we may be more susceptible to changing market conditions, including fluctuations and risks particular to the markets for patients with HCM or HFpEF, than a more diversified company, which could adversely affect our business, financial condition, results of operations and prospects. In addition, the diversification of our costs and cash flows has diminished following the transaction, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility, and our ability to fund capital expenditures and investments or satisfy other financial commitments may be diminished.

We may experience operational burdens, disputes or costs in connection with transition services and other post-closing obligations under the Sevasemten Sale.

In connection with the Sevasemten Sale, we entered into a transition services arrangement under which we agreed to provide specified transitional services to Servier for a period following closing. Providing these services may require management attention, personnel time, third-party support and operating resources that could otherwise be devoted to our cardiovascular pipeline. If the transition services take longer, cost more, or are more complex than expected, or if disputes arise regarding the scope, performance, reimbursement or transfer of services or contracts, our business, results of operations and prospects could be adversely affected.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and cost of, and level of investment in, research and development activities relating to our current product candidates and any future product candidates and research-stage programs, which will change from time to time;
●	our ability to enroll patients in clinical trials and the timing of enrollment;
●	the cost of manufacturing our current product candidates and any future product candidates, which may vary depending on FDA, EMA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
●	expenditures that we will or may incur to acquire or develop additional product candidates and technologies or other assets;
●	the timing and outcomes of clinical trials or preclinical studies (as applicable) for EDG-7500, EDG-15400, and our EDG-003 cardiometabolic discovery program and any of our other product candidates, or competing product candidates;
●	the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
●	competition from existing and potential future products that compete with EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates or programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
●	any delays in regulatory review or approval of EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program or any of our other product candidates;
●	the level of demand for EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates, if approved, which may fluctuate significantly and be difficult to predict;
●	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with our product candidates;
●	our ability to commercialize EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and any of our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
●	our ability to establish and maintain collaborations, licensing or other arrangements;
●	our ability to adequately support future growth;
●	potential unforeseen business disruptions that increase our costs or expenses;
●	future accounting pronouncements or changes in our accounting policies;
●	the changing and volatile global economic and political environment; and
●	increased impact from public health pandemics on the costs and timing associated with the conduct of our clinical trial and other related business activities.

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

As of June 30, 2026, our executive officers, directors, affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 21.6% of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

There has been no material change in the use of proceeds from our follow-on offering as described in our final prospectus filed with the SEC on September 14, 2022 pursuant to Rule 424(b)(5). We invested the funds received in interest-bearing investment-grade securities.

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

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1#	Asset Purchase Agreement	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

# Certain confidential information contained in this exhibit has been omitted because it is both (i) not material; and (ii) the type that the registrant customarily and actually treats as private or confidential.

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

Date: August 6, 2026

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Michael Nofi
Name:	Michael Nofi
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)