Form 10-Q
period 2026-09-30
Edgewise Therapeutics, Inc.
filed 2026-11-04
CIK 1710072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 31, 2026, there were 109,482,763 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business, strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “likely,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the safety and efficacy, and the ability of our preclinical studies and clinical trials to demonstrate the safety and efficacy, of our product candidates, and other positive results;
●	our ability to utilize our proprietary drug discovery platform to develop a pipeline of product candidates to address cardiovascular and cardiometabolic diseases;
●	the timing, progress and results of preclinical studies and clinical trials for EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, potential registrational studies or cohorts and our research and development programs;
●	the timing, scope and likelihood of domestic and foreign regulatory filings and approvals, including the timing of Investigational New Drug (IND) applications for, and final U.S. Food & Drug Administration (FDA) approval of, EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and any other future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization, operations and marketing capabilities, relationships with other businesses and other business strategies, systems and relationships;
●	our commercialization plans, including the launch, uptake, and market acceptance of any approved products;
●	the size of the markets and the potential market opportunity for our product candidates, if approved;
●	the pricing, reimbursement, and coverage of our product candidates, if approved;
●	the need to hire additional personnel and our ability to attract and retain such personnel;
●	our expectations regarding the approval and potential use of our product candidates in combination with other drugs;
●	our competitive position and the success of competing product candidates and therapies that are or may become available;
●	the ability of our programs to offer opportunities for us to expand into other serious cardiovascular diseases;

●	our estimates of the number of patients that we will enroll in our clinical trials;
●	our estimates relating to the timing of completing enrollment for our clinical trials;
●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects, of our product candidates;
●	our ability to obtain and maintain regulatory approval of our product candidates, and the timing or likelihood of regulatory filings and approvals, including our expectations to seek special designations for our product candidates;
●	our plans relating to the further development of our product candidates, including additional indications we may pursue;
●	our plans to focus the majority of our resources on the development of EDG-7500 and to prioritize and allocate resources among our programs;
●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;
●	our expectations regarding the impact of public health pandemics on our business;
●	our expectations regarding the impact of changes in the U.S. government administration and policy positions;
●	our expectations regarding the impact of instability in the U.S. banking and financial services sector and other macroeconomic trends;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	our continued reliance on third parties to conduct additional preclinical studies and planned clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
●	our plans to develop our supply chain and to establish commercial manufacturing and supply arrangements;
●	our relationships with patient advocacy groups, key opinion leaders, regulators, the research community and payors;
●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	the pricing and reimbursement of EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop, if approved;
●	the rate and degree of market acceptance and clinical utility of EDG-7500, EDG-15400, product candidates from our EDG-003 cardiometabolic discovery program and other product candidates we may develop;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing which may be impacted by many factors including inflation;
●	our financial performance;
●	the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	statements regarding any potential milestone payments related to the Sevasemten Sale;
●	the timing and amount of any future recognition of contingent consideration from the Sevasemten Sale and the related estimates and judgments;
●	the release to us of amounts held in escrow under the Sevasemten Purchase Agreement, and our indemnification obligations thereunder;

●	the potential use of proceeds from the Sevasemten Sale and our offerings;
●	statements regarding the amount of cash tax obligations from the Sevasemten Sale;
●	the expected effects of the Sevasemten Sale on our operating expenses and other income;
●	our beliefs regarding our future operations, growth strategy and prospects as a smaller, less diversified company following the Sevasemten Sale, and our expectations regarding transition services and other post-closing obligations related to the Sevasemten Sale; and
●	the impact of laws and regulations.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

EDGEWISE THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

	As of	As of
	September 30,	December 31,
	2026	2025
Assets	(unaudited)
Current assets
Cash and cash equivalents	$68,680	$61,148
Marketable securities, available for sale	1,675,213	468,961
Prepaid expenses and other assets	28,576	13,276
Total current assets	1,772,469	543,385

Property and equipment, net	6,333	7,831
Operating lease right-of-use asset	1,218	1,387

Total assets	$1,780,020	$552,603

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$9,639	$6,006
Accrued compensation	8,805	12,430
Accrued other expenses	15,736	7,920
Accrued taxes	108,901	—
Operating lease liability, current portion	1,025	1,014
Total current liabilities	144,106	27,370
Operating lease liability, net of current portion	2,358	2,976
Other long term liabilities	888	—

Total liabilities	147,352	30,346

Commitments and contingencies (see note 5)

Stockholders' equity:
Preferred stock, $.0001 par value per share; 200,000,000 shares authorized and no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $.0001 par value per share; 1,000,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 109,457,922 shares and 106,249,579 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	10	10
Additional paid-in capital	1,124,820	1,067,941
Accumulated other comprehensive (loss) income	(5,602)	677
Retained earnings (accumulated deficit)	513,440	(546,371)
Total stockholders' equity	1,632,668	522,257

Total liabilities and stockholders' equity	$1,780,020	$552,603

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Operating expenses
Research and development	$31,575	$37,480	$121,774	$107,795
General and administrative	14,568	9,378	40,427	27,632
Total operating expenses	46,143	46,858	162,201	135,427

Loss from operations	(46,143)	(46,858)	(162,201)	(135,427)

Other income
Interest income	16,496	6,192	26,214	17,848
Other income	3,065	—	3,065	—
Gain on the Sevasemten Sale	1,348,066	—	1,348,066	—
Total other income	1,367,627	6,192	1,377,345	17,848

Income (loss) before income tax expense	1,321,484	(40,666)	1,215,144	(117,579)
Income tax expense	155,333	—	155,333	—
Net income (loss)	1,166,151	(40,666)	1,059,811	(117,579)

Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities, net	(5,102)	497	(6,279)	281
Total comprehensive income (loss)	$1,161,049	$(40,169)	$1,053,532	$(117,298)

Basic earnings (loss) per share	$10.71	$(0.39)	$9.82	$(1.15)
Diluted earnings (loss) per share	$9.65	$(0.39)	$8.86	$(1.15)
Weighted-average shares outstanding used in basic earnings (loss) per share	108,870,331	105,492,779	107,892,028	101,892,400
Weighted-average shares outstanding used in diluted earnings (loss) per share	120,874,085	105,492,779	119,643,866	101,892,400

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2024	94,838,466	$9	$837,363	$420	$(378,576)	$459,216
Exercise of stock options	367,217	—	2,261	—	—	2,261
Stock-based compensation	—	—	9,059	—	—	9,059
Other comprehensive loss	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(40,798)	(40,798)
Balance as of March 31, 2025	95,205,683	$9	$848,683	$401	$(419,374)	$429,719
Issuance of common stock, net of offering costs	9,935,419	1	187,100	—	—	187,101
Exercise of stock options and vesting of restricted stock units	151,535	—	233	—	—	233
Purchase of common stock under Employee Stock Purchase Plan	48,659	—	597	—	—	597
Stock-based compensation	—	—	7,733	—	—	7,733
Other comprehensive loss	—	—	—	(197)	—	(197)
Net loss	—	—	—	—	(36,115)	(36,115)
Balance as of June 30, 2025	105,341,296	$10	$1,044,346	$204	$(455,489)	$589,071
Exercise of stock options and vesting of restricted stock units	420,653	—	1,660	—	—	1,660
Stock-based compensation	—	—	8,085	—	—	8,085
Other comprehensive income	—	—	—	497	—	497
Net loss	—	—	—	—	(40,666)	(40,666)
Balance as of September 30, 2025	105,761,949	$10	$1,054,091	$701	$(496,155)	$558,647

				Accumulated	Retained Earnings
	Common Stock		Additional	Other Comprehensive	(Accumulated
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit)	Total
Balance as of December 31, 2025	106,249,579	$10	$1,067,941	$677	$(546,371)	$522,257
Exercise of stock options and vesting of restricted stock units	1,231,943	—	12,173	—	—	12,173
Stock-based compensation	—	—	8,715	—	—	8,715
Other comprehensive loss	—	—	—	(929)	—	(929)
Net loss	—	—	—	—	(49,013)	(49,013)
Balance as of March 31, 2026	107,481,522	$10	$1,088,829	$(252)	$(595,384)	$493,203
Exercise of stock options and vesting of restricted stock units	234,659	—	2,294	—	—	2,294
Purchase of common stock under Employee Stock Purchase Plan	60,199	—	793	—	—	793
Stock-based compensation	—	—	9,362	—	—	9,362
Other comprehensive loss	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	(57,327)	(57,327)
Balance as of June 30, 2026	107,776,380	$10	$1,101,278	$(500)	$(652,711)	$448,077
Exercise of stock options and vesting of restricted stock units	1,681,542	—	14,977	—	—	14,977
Stock-based compensation	—	—	8,565	—	—	8,565
Other comprehensive income (loss)	—	—	—	(5,102)	—	(5,102)
Net income (loss)	—	—	—	—	1,166,151	1,166,151
Balance as of September 30, 2026	109,457,922	$10	$1,124,820	$(5,602)	$513,440	$1,632,668

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$1,059,811	$(117,579)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,608	1,559
Stock-based compensation	26,641	24,877
Gain on the Sevasemten Sale	(1,348,066)	—
Accretion of discount on marketable securities, net	(4,547)	(6,182)
Amortization of right-of-use asset	169	132
Changes in assets and liabilities:
Prepaid expenses and other assets	(16,849)	(5,248)
Accounts payable	8,830	575
Accrued compensation	(3,625)	(2,058)
Accrued other expenses and other liabilities	4,429	(745)
Accrued taxes	108,901	—
Lease liability	(605)	(555)
Net cash used in operating activities	(163,303)	(105,224)

Cash flows from investing activities
Purchases of marketable securities	(1,567,519)	(452,941)
Sales of marketable securities	45,253	51,452
Maturities of marketable securities	314,282	319,120
Proceeds from the Sevasemten Sale, net of transaction costs	1,348,891	—
Purchases of property and equipment	(309)	(183)
Net cash provided by (used in) investing activities	140,598	(82,552)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	187,362
Exercise of stock options	29,444	4,153
Payment of deferred offering costs	—	—
Proceeds from Employee Stock Purchase Plan	793	598
Net cash provided by financing activities	30,237	192,113

Net change in cash and cash equivalents	7,532	4,337
Cash and cash equivalents at beginning of period	61,148	41,666
Cash and cash equivalents at end of period	$68,680	$46,003
Supplemental disclosures of non-cash investing activities:
Property and equipment purchases included in accounts payable	$—	$47
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net(1)	$46,432	$—
(1)	For the nine months ended September 30, 2026, the amount includes $23.2 million paid to purchase transferable federal income tax credits that were utilized during the period.

The accompanying notes are an integral part of these condensed financial statements.

EDGEWISE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1  DESCRIPTION OF BUSINESS

Organization and Description of Business

Edgewise Therapeutics, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on advancing therapies for people living with serious cardiovascular diseases. The Company’s pipeline includes EDG-7500, a novel, oral, selective, cardiac sarcomere modulator, in development for the treatment of hypertrophic cardiomyopathy (HCM), including both obstructive HCM (oHCM) and nonobstructive HCM (nHCM). The Company is also advancing EDG-15400, an oral next-generation cardiac sarcomere modulator in clinical development for the treatment of heart failure with preserved ejection fraction (HFpEF). In addition, the Company is leveraging its precision medicine platform to advance additional research programs focused on genetically defined cardiovascular and cardiometabolic diseases.

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

Liquidity and Capital Resources

The Company has retained earnings of $513.4 million and cash, cash equivalents and marketable securities of $1,743.9 million as of September 30, 2026. The Company may seek additional capital in the future to support strategic opportunities, business development activities, commercialization initiatives or expanded development programs.

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

On July 10, 2026, the Company completed the Sevasemten Sale receiving $1,396.1 million in upfront cash proceeds, with an additional $153.9 million deposited into escrow in accordance with the Sevasemten Purchase Agreement, for total expected initial proceeds of $1,550.0 million. The Company is also eligible to receive up to $1,100.0 million in potential future milestone payments, including (a) a potential milestone payment upon achieving U.S. marketing approval for sevasemten for Becker muscular dystrophy in the amount of (i) $200.0 million, in cash, payable in the event of an approved labelling including specified adult and adolescent populations or (ii) $100.0 million in cash, payable in the event of an approved labelling including only specified adult populations (if (i) has not previously been achieved); (b) a potential milestone payment of $600.0 million in cash, payable upon the achievement of U.S. marketing approval for sevasemten for Duchenne muscular dystrophy; and (c) a potential milestone payment of $300.0 million in cash, payable upon the achievement of annual U.S. net sales of sevasemten products exceeding $550.0 million. Together, the total expected initial proceeds and potential future milestone payments constitute aggregate potential consideration of up to $2,650.0 million.

The Company may seek additional capital in the future through equity or debt financings, strategic transactions or other sources. The availability and terms of any future financing will depend on a number of factors, including the Company’s clinical and regulatory progress, market conditions and other factors. If the Company raises additional capital through the issuance of equity securities, its stockholders may experience dilution, and debt financing, if available, may include restrictive covenants. The Company’s future capital requirements will depend on its operating plans, including the scope and timing of its clinical development programs, commercialization activities and potential strategic opportunities.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company believes that its $1,743.9 million of cash, cash equivalents and marketable securities as of September 30, 2026 will be sufficient to fund its planned operations and meet its liquidity needs through at least the next 12 months from the issuance of these financial statements.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements and related notes to the condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026. Except as noted in this Note 2, there have been no material changes to the summary of significant accounting policies as disclosed in that filing.

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

Marketable Securities, Available for Sale

All marketable securities have been classified as “available-for-sale” and are carried at fair value, based upon quoted market prices. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, the Company classifies its investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. Interest income, realized gains and losses, and allowance for credit losses, if any, on available-for-sale securities are included in other income. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. In accordance with the Company’s investment policy, management invests in money market funds, corporate debt securities, commercial paper, asset-backed securities and government securities. The Company has not experienced any realized losses on its deposits of cash, cash equivalents, and marketable securities since inception.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of September 30, 2026
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$68,469	$—	$—	$68,469
Marketable securities, available for sale:
Asset-backed securities	Level 2	195,655	—	(523)	195,132
Corporate debt securities	Level 2	556,283	—	(1,782)	554,501
Commercial paper	Level 2	161,358	—	(443)	160,915
U.S. government treasury and agency securities	Level 2	767,519	—	(2,854)	764,665
Total		$1,749,284	$—	$(5,602)	$1,743,682

	As of December 31, 2025
	Fair Value	Amortized	Unrealized	Unrealized	Fair Market
	Hierarchy	Cost Basis	Gains	Losses	Value
Cash equivalents:
Money market funds	Level 1	$60,965	$—	$—	$60,965
Marketable securities, available for sale:
Asset-backed securities	Level 2	55,426	78	—	55,504
Corporate debt securities	Level 2	193,479	270	(5)	193,744
Commercial paper	Level 2	10,424	7	—	10,431
U.S. government treasury and agency securities	Level 2	208,955	327	—	209,282
Total		$529,249	$682	$(5)	$529,926

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. Investments in asset-backed securities, corporate debt securities, commercial paper and U.S. government treasury and agency securities, and supranational and sovereign government securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of asset-backed securities, corporate debt securities, commercial paper, and U.S. government treasury and agency securities were derived based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. There were no transfers of financial assets between Level 1, Level 2, or Level 3, during the periods presented. As of September 30, 2026, $1,159.3 million of marketable securities had remaining contractual maturities of less than one year and $521.5 million of marketable securities had remaining contractual maturities between one and two years.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses on marketable securities at September 30, 2026 were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

Contingent Consideration

In connection with the Sevasemten Sale, the Company may receive additional consideration upon the achievement of specified regulatory and commercial milestones. The Company accounted for the Sevasemten Sale as a derecognition of nonfinancial assets under ASC 610-20. In determining the consideration recognized in the gain on sale, the Company applies the recognition and measurement guidance in ASC 606, including the requirements for estimating and constraining variable consideration.

The contingent milestone payments represent variable consideration. The Company estimates variable consideration using the most likely amount method, which it believes is appropriate because the milestone arrangements have a limited number of discrete outcomes. The Company includes estimated variable consideration in the gain on sale only to the extent that it is probable that a significant reversal in the cumulative gain recognized will not occur when the related uncertainty is resolved.

Recently Adopted Accounting Standards

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This ASU adds a new scope exception, with exceptions, to derivative accounting guidance for non-exchange traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. This ASU is effective for the Company’s interim and annual reporting periods beginning on January 1, 2027. The guidance may be applied on a prospective or modified retrospective basis and early adoption is permitted. During the third quarter of 2026, the Company early adopted this ASU on a prospective basis to new contracts entered into on or after January 1, 2026. The adoption of this ASU did not have a material impact on the Company’s financial statements as of September 30, 2026.

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

NOTE 3  PREFERRED STOCK AND COMMON STOCK

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of September 30, 2026, the total number of shares authorized was 1,200,000,000. The total number of shares of common stock authorized was 1,000,000,000. The total number of shares of preferred stock authorized was 200,000,000. All shares of the Company’s capital stock have a par value of $0.0001 per share.

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

The vesting of stock options is stated in each individual grant agreement, which is generally four years. Options granted expire 10 years after the date of grant. An RSU represents the right to receive one share of common stock upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant and generally vest over 2 to 4 years. A total of 5,040,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The 2021 Plan share reserve increases by the number of shares under the 2017 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan up to the limit under the 2021 Plan. The number of shares available for issuance under the 2021 Plan increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 5,040,000 shares, (2) five percent (5%) of the outstanding shares of its common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of September 30, 2026, there were 6,644,216 shares of common stock available for future issuance under the 2021 Plan.

During the nine months ended September 30, 2026, under the 2021 Plan, the Company granted 1,382,848 stock options with a fair value of $42.0 million that vest over a weighted average period of 3.8 years and 654,948 RSUs with a fair value of $28.4 million that vest over a weighted average period of 4.0 years.

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

In accordance with the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by the Nasdaq Listing Rules, in connection with a merger or acquisition. The vesting of stock options is stated in each individual grant agreement, which is generally four years, and expires 10 years after the date of grant. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant and vests over 4 years. As of September 30, 2026, there were 703,748 shares available for future issuance under the Inducement Plan.

Founder Stock Options

On September 19, 2017, the Company granted one of its founders the option to purchase 1,795,880 shares of the Company’s common stock at an exercise price of $0.18 per share which vested monthly over a four-year period and expire 15 years after the date of grant. This grant is separate from the Company’s equity incentive plans discussed above. As of September 30, 2026, 1,077,717 options were both outstanding and exercisable.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (2021 ESPP) enables eligible employees of the Company to purchase shares of common stock at a discount. A total of 504,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 ESPP. The number of shares available for issuance under the 2021 ESPP increases annually on the first day of each fiscal year beginning with the Company’s 2022 fiscal year, equal to the least of (1) 1,008,000 shares, (2) one percent (1%) of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the Company’s board of directors may determine. As of September 30, 2026, there were 3,848,431 shares of common stock available for future issuance under the 2021 ESPP.

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

Total stock-based compensation expense related to all equity plans was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Research and development	$4,212	$4,556	$14,726	$14,912
General and administrative	4,353	3,529	11,915	9,965
Total stock-based compensation expense	$8,565	$8,085	$26,641	$24,877

NOTE 5  COMMITMENTS AND CONTINGENCIES

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three and nine months ended September 30, 2026 and no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2026.

In connection with the Sevasemten Sale, the Company agreed to provide the buyers with indemnification for specified matters under the related transaction agreements. As of September 30, 2026, the Company has not recognized contingent consideration subject to the indemnity arrangements in the gain on sale. The Company is continuing to evaluate potential resolution alternatives and will reassess the amount of consideration expected to be recoverable, the need for any liability recognition, and related disclosure requirements at each reporting date.

Commitments

The Company has committed to purchase federal transferable production tax credits. As of September 30, 2026, the Company has a remaining commitment of $40.0 million through January 2027. The Company’s commitments are contingent upon the satisfaction of certain legal and contractual conditions from the sellers, and the continued availability of the credits under federal tax laws. The Company expects to utilize these credits in the same quarter in which they are purchased, offsetting federal income tax estimated payments and reducing income tax expense in the associated periods.

NOTE 6  NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net earnings (loss) per share calculation, common stock options and unvested restricted stock units are considered to be potentially dilutive securities. For the periods in which the Company reported a net loss, diluted net earnings (loss) per common share is the same as basic net earnings (loss) per common share.

The following table sets forth the computation of the basic and diluted net earnings (loss) per share (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator
Net income (loss)	$1,166,151	$(40,666)	$1,059,811	$(117,579)
Denominator
Weighted-average shares outstanding used in basic earnings (loss) per share	108,870,331	105,492,779	107,892,028	101,892,400
Effect of dilutive options to purchase common stock	11,388,221		11,023,783
Effect of dilutive restricted stock units	615,533	—	728,055	—
Weighted-average shares outstanding used in diluted earnings (loss) per share	120,874,085	105,492,779	119,643,866	101,892,400
Basic earnings (loss) per share	$10.71	$(0.39)	$9.82	$(1.15)
Diluted earnings (loss) per share	$9.65	$(0.39)	$8.86	$(1.15)

The following weighted average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net earnings (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Options to purchase common stock	201,310	18,235,885	217,237	17,290,321
Unvested restricted stock units	10,343	937,687	32,744	748,091
Total	211,653	19,173,572	249,981	18,038,412

NOTE 7  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Leasehold improvements	$9,833	$9,646
Laboratory equipment	4,070	4,070
Computers and software	296	296
Furniture and fixtures	511	511
Construction in process	—	77
Property and equipment, at cost	14,710	14,600
Less: accumulated depreciation	(8,377)	(6,769)
Property and equipment, net	$6,333	$7,831

Depreciation expense was $0.5 million and $1.6 million for the three and nine months ended September 30, 2026 and $0.5 million and $1.6 million for the three and nine months ended September 30, 2025.

NOTE 8  ACCRUED OTHER EXPENSES

Accrued other expenses consisted of the following amounts (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Accrued research and development costs	$4,903	$7,161
Deferred income – transition services agreement (TSA) performance obligation, current portion	5,180	—
Accrued other	5,653	759
Total accrued other expenses	$15,736	$7,920

NOTE 9 SEGMENT REPORTING

There have been no changes in the Company’s assessment of the basis of segmentation or in the basis of measurement of segment profit or loss since the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating expenses:
Contracted research expense	$14,989	$22,623	$66,770	$62,939
Personnel expense	13,285	11,079	43,827	32,596
Stock-based compensation expense	8,565	8,085	26,641	24,877
Other segment expense(a)	8,774	4,548	23,355	13,456
Depreciation	530	523	1,608	1,559
Segment net income (loss)	(46,143)	(46,858)	(162,201)	(135,427)

Reconciliation of net income (loss)
Interest income	16,496	6,192	26,214	17,848
Other income	3,065	—	3,065	—
Gain on the Sevasemten Sale	1,348,066	—	1,348,066	—
Income tax expense	155,333	—	155,333	—
Net income (loss)	$1,166,151	$(40,666)	$1,059,811	$(117,579)

a Other segment expense included in Segment net income (loss) includes contracted administrative expenses, intellectual property fees, software costs, occupancy & equipment costs, and other overhead expenses.

NOTE 10 ASSET DISPOSITIONS

On May 31, 2026, the Company entered into the Sevasemten Purchase Agreement with Servier, to sell the assets and transfer the liabilities comprising its sevasemten program (the Disposal Group). The transaction was completed on July 10, 2026, and the Company received $1,396.1 million in upfront cash proceeds, with an additional $153.9 million deposited into escrow in accordance with the Sevasemten Purchase Agreement, for total expected initial proceeds of $1,550.0 million. The Company recognized $3.9 million of the escrowed amount as consideration at closing, which is included in Prepaid expenses and other assets as of September 30, 2026. The Company is also eligible to receive up to $1,100.0 million of additional contingent consideration payable upon the achievement of specified clinical, regulatory and commercial milestones for the sevasemten program.

Prior to closing, the assets and liabilities of the Disposal Group met the criteria for classification as held for sale under ASC 360-10-45-9 effective May 31, 2026. The Disposal Group was measured at the lower of its carrying amount or fair value less costs to sell. Because the estimated fair value less costs to sell of the Disposal Group exceeded its carrying amount, no impairment loss was recognized upon its classification as held for sale. Upon closing, the Company derecognized approximately $5.4 million of assets and $12.3 million of liabilities related to the Disposal Group. The Company concluded that substantially all of the fair value of the assets sold was concentrated in the Sevasemten intellectual property and that the Disposal Group did not constitute a business under ASC 805. Accordingly, the Company accounted for the transaction as the derecognition of nonfinancial assets under ASC 610-20. The Company did not present the Disposal Group as discontinued operations because the disposition did not represent a strategic shift that had or will have a major effect on the Company’s operations and financial results. The Disposal Group was included in the Company’s single operating and reportable segment, had not generated product revenue and did not represent a separate major line of business.

The Company recognized a gain on the Sevasemten Sale of approximately $1,348.1 million within Gain on the Sevasemten Sale for the three and nine months ended September 30, 2026. The gain reflects the consideration recognized at closing, including a receivable related to the indemnification arrangement, less the carrying amounts of assets transferred, transaction costs, and consideration allocated to transition services. In connection with the Sevasemten Sale, the Company incurred approximately $50.9 million of transaction related costs, which became fixed and determinable at closing and were recognized as a reduction of the gain on sale.

As of September 30, 2026, the Company concluded that no amount of the contingent milestone consideration met the threshold for inclusion in the gain on sale due to significant regulatory and commercial uncertainties that are outside of the Company’s control. Accordingly, the Company did not recognize a contingent consideration receivable related to the milestone payments. The Company reassesses this conclusion at each reporting date. Any contingent milestone consideration recognized in a subsequent period will be accounted for as an increase to the original gain on sale and presented within the same income statement caption as that gain. On November 3, 2026, Servier announced that the pivotal GRAND CANYON study of sevasemten in Becker muscular dystrophy did not meet its primary or secondary endpoints. Servier is conducting further analysis of the study results and relevant prior clinical data.

In connection with the Sevasemten Sale, the Company entered into a transition services agreement (TSA) with Servier. Income under the TSA comprises reimbursements for specified costs incurred in providing transition services and recognition of consideration allocated to those services at closing. The Company allocated $7.8 million of the closing consideration to its transition service obligations and deferred recognition of that amount until the related services are provided. Both cost reimbursements and amounts recognized from the deferred consideration are presented within Other income in the condensed statements of operations and comprehensive income (loss). Costs incurred in providing transition services are recorded within the applicable operating expense categories. As of September 30, 2026, $6.1 million remained deferred, of which $5.2 million and $0.9 million were included in Accrued other expenses and Other long term liabilities, respectively.

NOTE 11 INCOME TAXES

The Company’s effective tax rates for the three months ended September 30, 2026 and 2025 were 11.8% and 0.00%, respectively. The primary driver of the variance from the federal statutory tax rate for the three months ended

September 30, 2026 was discrete activity related to the taxable gain recognized on the Sevasemten Sale, offset by the release of valuation allowance, stock compensation adjustments, and benefit from the purchase of transferable federal income tax credits at a discount to their face amount. The primary driver of the variance from the federal statutory tax rate for the three months ended September 30, 2025 was valuation allowance activity.

The Company’s effective tax rates for the nine months ended September 30, 2026 and 2025 were 12.8% and 0.00%, respectively. The primary driver of the variance from the federal statutory tax rate for the nine months ended September 30, 2026 was discrete activity related to the gain on the Sevasemten Sale, offset by the release of valuation allowance, stock compensation adjustments, and benefit from the purchase of transferable federal income tax credits at a discount to their face amount. The primary driver of the variance from the federal statutory tax rate for the nine months ended September 30, 2025 was valuation allowance activity.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. For the three and nine months ended September 30, 2026, the Company does not believe it has sufficient positive evidence to conclude that its net remaining deferred tax assets are more likely than not to be realized.

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

Overview

Since our inception in 2017, we have applied our deep expertise in muscle biology and small molecule drug discovery to build a proprietary precision medicine platform. This foundation has generated multiple clinical and preclinical programs across skeletal and cardiac muscle, including sevasemten for muscular dystrophies and our cardiovascular portfolio of novel, oral cardiac sarcomere modulators. In May 2026, we entered into an Asset Purchase Agreement under which Servier Pharmaceuticals LLC and Les Laboratoires Servier (Servier) acquired sevasemten and our muscular dystrophy program (Sevasemten Sale). The transaction was completed on July 10, 2026, and we received $1,396.1 million in upfront cash proceeds, with an additional $153.9 million deposited into escrow in accordance with the Sevasemten Purchase Agreement, for total expected initial proceeds of $1,550.0 million. We are also eligible to receive up to $1,100.0 million in additional regulatory and commercial milestone payments, for aggregate potential consideration of up to $2,650.0 million. The resulting gain on the Sevasemten Sale was approximately $1,348.1 million.

Following this transaction, Edgewise is positioned as a cardiovascular-focused clinical-stage biopharmaceutical company advancing therapies for people living with serious cardiovascular diseases. Our lead cardiovascular program, EDG-7500, is a novel, oral, selective cardiac sarcomere modulator for which we announced positive topline data from the 12-week Part D portion of our multipart Phase 2 trial in patients with obstructive and nonobstructive hypertrophic cardiomyopathy (HCM), with a Phase 3 trial which we plan to initiate in the fourth quarter of 2026. EDG-15400, our second cardiovascular product candidate, is currently in a Phase 2 trial in adults with symptomatic heart failure with preserved ejection fraction (HFpEF) who have a left ventricular ejection fraction (LVEF) of at least 50%. We are also continuing to advance preclinical discovery efforts, including additional cardiovascular and cardiometabolic targets, as we pursue our mission of changing the lives of patients and families affected by serious cardiovascular diseases.

We have incurred significant losses since the commencement of our operations, except for the three and nine months ended September 30, 2026 where we recognized net income of $1,166.2 million and $1,059.8 million, respectively, primarily due to the gain recognized on the Sevasemten Sale. Our net losses for the three and nine months ended September 30, 2025 were $40.7 million and $117.6 million, respectively. Excluding the gain recognized on the Sevasemten Sale, we expect to continue to incur significant losses for the foreseeable future as we advance our product candidates through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

As of September 30, 2026, we had retained earnings of $513.4 million. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception to our initial public offering, private placements provided gross proceeds of $160.7 million, and, as of September 30, 2026, we generated net proceeds from our initial public offering, follow-on public offering, issuance of our common stock under an “at the market offering” program (the ATM Program), and the January 2024 and April 2025 underwritten registered direct offerings of $793.7 million. We believe that our existing cash and cash equivalents and marketable securities of $1,743.9 million will enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates. We record research and development expenses when these are incurred. Such expenses include:

●	employee and external consultant-related expenses including salaries, bonuses, benefits and stock-based compensation expense for employees engaged in research and development functions;
●	external expenses incurred in connection with the clinical development of our product candidates including under agreements with third parties, such as consultants and contract research organizations (CROs);

●	the cost of external manufacturing drug products for use in our preclinical studies and ongoing and planned clinical trials including under agreements with third parties such as consultants and contract development and manufacturing organizations (CDMOs);
●	expenses incurred in connection with the preclinical development of our product candidates including external, or outsourced professional scientific development services, consulting research fees and payments made under sponsored research arrangements with third parties;
●	laboratory supplies;
●	facilities, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities;
●	expenses related to our obligations under the transition services agreement (TSA); and
●	expenses related to compliance with regulatory requirements.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. In June 2026, we announced positive topline data for our multipart Phase 2 trial with EDG-7500 for people with HCM (CIRRUS-HCM) and are planning to initiate a Phase 3 trial for EDG-7500 in the fourth quarter of 2026. We have completed our Phase 1 trial with EDG-15400 in healthy adults and we have begun dosing patients in our Phase 2 trial with EDG-15400 in adults with symptomatic HFpEF who have an LVEF of at least 50% (EQUINOX-HFpEF). As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance EDG-7500, EDG-15400, and candidates from our EDG-003 cardiometabolic discovery program through clinical trials and additional product candidates; continue to develop our proprietary drug discovery platform; continue to discover and develop additional product candidates; and hire additional personnel.

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

Other income

Other income includes reimbursements for specified costs incurred in providing transition services to Servier and recognition of consideration allocated to those services at the closing of the Sevasemten Sale. We deferred $7.8 million of the closing consideration and recognize that amount as the related services are provided. Costs incurred in providing transition services are recorded within the applicable operating expense categories. Refer to Note 10 of our financial statements appearing in this Quarterly Report for further information regarding the Sevasemten Sale.

Gain on the Sevasemten Sale

Gain on the Sevasemten Sale reflects the gain recognized upon the July 10, 2026 sale of the sevasemten program to Servier. The gain represents consideration recognized at closing, less the net carrying value of the assets and liabilities transferred, transaction costs, and other closing-related adjustments. No contingent milestone consideration was recognized as of September 30, 2026.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026	2025	Change

	(in thousands)
Operating expenses:
Research and development	$31,575	$37,480	$(5,905)
General and administrative	14,568	9,378	5,190
Total operating expenses	46,143	46,858	(715)

Loss from operations	(46,143)	(46,858)	715

Other Income
Interest income	16,496	6,192	10,304
Other income	3,065	—	3,065
Gain on the Sevasemten Sale	1,348,066	—	1,348,066
Total other income	1,367,627	6,192	1,361,435

Income (loss) before income tax expense	1,321,484	(40,666)	1,362,150
Income tax expense (benefit)	155,333	—	155,333
Net income (loss)	$1,166,151	$(40,666)	$1,206,817

Research and development expenses

The following table summarizes our research and development expenses:

	Three months ended September 30,
	2026	2025	Change

	(in thousands)
External research and development expenses:
Sevasemten clinical program	$2,464	$13,570	$(11,106)
EDG-7500 clinical program	6,793	4,487	2,306
EDG-15400 clinical program	2,715	2,952	(237)
Discovery and preclinical	2,733	1,627	1,106
TSA Related costs	509	—	509
Internal costs, including personnel related	16,361	14,844	1,517
Total research and development expenses	$31,575	$37,480	$(5,905)

Research and development expenses were $31.6 million and $37.5 million for the three months ended September 30, 2026 and 2025, respectively. The decrease was primarily due to lower sevasemten costs as a result of the Sevasemten Sale in July 2026, partially offset by higher EDG-7500, discovery and preclinical, and internal personnel-related costs, and was attributed to the following:

●	a decrease of $11.1 million in sevasemten clinical program expenses as a result of the Sevasemten Sale that was completed on July 10, 2026; and
●	a decrease in EDG-15400 clinical program expenses of $0.2 million, primarily driven by the completion of the Phase 1 trial in healthy adults in the second quarter of 2026, which was enrolling in the comparable period in 2025, partially offset by costs related to the initiation of the Phase 2 EQUINOX-HFpEF trial in the third quarter of 2026;

partially offset by:

●	an increase in EDG-7500 clinical program expenses of $2.3 million primarily related to an increase of $3.5 million in other development costs primarily driven by nonclinical costs and manufacturing costs to support future trials, partially offset by a decrease of $0.4 million from completion of our multipart Phase 2 CIRRUS-HCM trial and a decrease of $0.8 million from completion of pharmacokinetic studies;
●	an increase in discovery and preclinical expenses of $1.1 million, which was primarily driven by an increase in research related manufacturing, chemistry, and pharmacokinetic research;
●	an increase in internal costs of $1.5 million, primarily related to personnel-related costs, including stock-based compensation, resulting from increased employee headcount to support the growth of our research and development programs; and
●	an increase of $0.5 million related to costs incurred by the Company related to obligations outlined within the TSA as part of the Sevasemten Sale.

General and administrative expenses

General and administrative expenses increased to $14.6 million for the three months ended September 30, 2026 compared to $9.4 million for the three months ended September 30, 2025. The increase of $5.2 million was primarily attributable to $1.5 million in increased personnel-related costs, including stock-based compensation, associated with organizational growth and $3.7 million in increased professional and consulting costs, and other administrative costs supporting public company operations and clinical development activities.

Interest income

Interest income was $16.5 million for the three months ended September 30, 2026 compared to $6.2 million for the three months ended September 30, 2025. Interest income reflects returns generated from the investment of our cash, cash equivalents and marketable securities in accordance with our investment policies and may fluctuate in future periods based on prevailing market conditions and the timing of cash deployment.

Other Income

Other income for the three months ended September 30, 2026 was $3.1 million, primarily reflecting amounts recognized in connection with transition services provided to Servier following the close of the Sevasemten Sale.

Gain on the Sevasemten Sale

Gain on the Sevasemten Sale was $1,348.1 million for the three months ended September 30, 2026, following the completion of the sale to Servier on July 10, 2026. Refer to Note 10 of our financial statements appearing in this Quarterly Report for further information regarding the Sevasemten Sale.

Income Tax

Income tax expense for the three months ended September 30, 2026 was $155.3 million, primarily due to the gain on sale of the sevasemten program. The related tax expense was partially offset by the utilization of net operating loss carryforwards and the benefit of transferable tax credits purchased at a discount. The effective tax rate for the three months ended September 30, 2026 was 11.8%.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025	Change

	(in thousands)
Operating expenses:
Research and development	$121,774	$107,795	$13,979
General and administrative	40,427	27,632	12,795
Total operating expenses	162,201	135,427	26,774

Loss from operations	(162,201)	(135,427)	(26,774)

Other income
Interest income	26,214	17,848	8,366
Other income	3,065	—	3,065
Gain on the Sevasemten Sale	1,348,066	—	1,348,066
Total other income	1,377,345	17,848	1,359,497

Income (loss) before income tax expense	1,215,144	(117,579)	1,332,723
Income tax expense (benefit)	155,333	—	155,333
Net income (loss)	$1,059,811	$(117,579)	$1,177,390

Research and development expenses

The following table summarizes our research and development expenses:

	Nine months ended September 30,
	2026	2025	Change

	(in thousands)
External research and development expenses:
Sevasemten clinical program	$28,773	$40,628	$(11,855)
EDG-7500 clinical program	20,673	11,777	8,896
EDG-15400 clinical program	9,224	2,952	6,272
Discovery and preclinical	7,142	7,082	60
TSA Related costs	509	—	509
Internal costs, including personnel related	55,453	45,356	10,097
Total research and development expenses	$121,774	$107,795	$13,979

Research and development expenses were $121.8 million and $107.8 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily due to higher EDG-7500, EDG-15400, discovery and preclinical expenses, and internal personnel-related costs, partially offset by lower sevasemten expenses, and was attributed to the following:

●	an increase in EDG-7500 clinical program expenses of $8.9 million primarily related to an increase of $1.1 million from completion of patient activity for Part D of our multipart Phase 2 CIRRUS-HCM trial, for which Part B and Part C were completed enrollment and Part D was enrolling in the comparable period in 2025, a $5.9 million increase in other development costs primarily driven by nonclinical costs and manufacturing costs to support future trials, and an increase of $1.9 million from pharmacokinetic studies;
●	an increase in EDG-15400 clinical program expenses of $6.3 million primarily related to an increase of $2.7 million related to the completion of the Phase 1 trial in the second quarter of 2026 for which start up and enrollment was underway in the comparable period in 2025, an increase of $1.4 million related to the initiation of our Phase 2 EQUINOX-HFpEF trial, and a $2.1 million increase in other development costs primarily driven by nonclinical costs and manufacturing costs to support future trials;
●	an increase in discovery and preclinical expenses of $0.1 million, which was primarily driven by an increase in research related manufacturing, chemistry, and pharmacokinetic research, partially offset by decreased nonclinical expenses;
●	an increase in internal costs of $10.1 million, primarily related to personnel-related costs, including stock-based compensation, resulting from increased employee headcount to support the growth of our research and development programs; and
●	an increase of $0.5 million related to costs incurred by the Company related to obligations outlined within the TSA as part of the Sevasemten Sale;

partially offset by:

●	a decrease of $11.9 million in sevasemten clinical program expenses as a result of the Sevasemten Sale that was completed on July 10, 2026.

Following completion of the Sevasemten Sale on July 10, 2026, direct external clinical program costs associated with sevasemten will not continue, except for retained obligations and transition-services activities performed under the TSA.

General and administrative expenses

General and administrative expenses increased to $40.4 million for the nine months ended September 30, 2026 compared to $27.6 million for the nine months ended September 30, 2025. The increase of $12.8 million was primarily attributable to $4.6 million in increased personnel-related costs, including stock-based compensation, associated with organizational growth and $8.2 million in increased professional and consulting costs, and other administrative costs supporting public company operations and clinical development activities.

Interest income

Interest income was $26.2 million for the nine months ended September 30, 2026 compared to $17.8 million for the nine months ended September 30, 2025. Interest income reflects returns generated from the investment of our cash, cash equivalents and marketable securities in accordance with our investment policies and may fluctuate in future periods based on prevailing market conditions and the timing of cash deployment.

Other Income

Other income for the nine months ended September 30, 2026 was $3.1 million, primarily reflecting amounts recognized in connection with transition services provided to Servier following the close of the Sevasemten Sale on July 10, 2026.

Gain on the Sevasemten Sale

Gain on the Sevasemten Sale was $1,348.1 million for the nine months ended September 30, 2026, following the completion of the sale to Servier on July 10, 2026. Refer to Note 10 of our financial statements appearing in this Quarterly Report for further information regarding the Sevasemten Sale.

Income Tax

Income tax expense for the nine months ended September 30, 2026 was $155.3 million, primarily due to the gain on the Sevasemten Sale. The related tax expense was partially offset by the utilization of net operating loss carryforwards and the benefit of transferable tax credits purchased at a discount. The effective tax rate for the nine months ended September 30, 2026 was 12.8%.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have financed our operations primarily through private placements of convertible preferred stock and public offerings of our common stock. From inception to our initial public offering, private placements provided gross proceeds of $160.7 million, and, as of September 30, 2026, we generated net proceeds from our initial public offering, follow-on public offering, issuance of our common stock under the ATM Program, and the January 2024 and April 2025 underwritten registered direct offerings of $793.7 million. Additionally, pursuant to the Sevasemten Purchase Agreement, we completed the sale of sevasemten and our muscular dystrophy program to Servier on July 10, 2026 and we received $1,396.1 million in upfront cash proceeds, with an additional $153.9 million deposited into escrow in accordance with the Sevasemten Purchase Agreement, for total expected initial proceeds of $1,550.0 million. As of September 30, 2026, we had cash, cash equivalents and marketable securities in the amount of $1,743.9 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
	2026	2025

	(in thousands)
Net cash used in operating activities	$(163,303)	$(105,224)
Net cash provided by (used in) investing activities	140,598	(82,552)
Net cash provided by financing activities	30,237	192,113
Net increase in cash and cash equivalents	$7,532	$4,337

Operating activities

Cash used in operating activities during the nine months ended September 30, 2026 was $163.3 million, primarily reflecting research and development and general and administrative expenses for the period of $162.2 million. Net income included a $1,348.1 million gain on the Sevasemten Sale, which was deducted in reconciling net income to operating cash flows because the related net cash proceeds are presented within investing activities.

Cash used in operating activities during the nine months ended September 30, 2025 was $105.2 million, primarily reflecting research and development and general and administrative expenses for the period of $135.4 million, partially offset by interest received.

Investing activities

Cash provided by investing activities during the nine months ended September 30, 2026 amounted to $140.6 million, primarily due to the approximately $1,348.9 million in cash proceeds from the Sevasemten Sale completed on July 10, 2026, net of $47.2 million in transaction related costs paid. Additional increases were due to $314.3 million in maturities of marketable securities and $45.3 million in sales of marketable securities, which were partially offset by $1,567.5 million in purchases of marketable securities and $0.3 million for purchases of equipment.

Cash used in investing activities during the nine months ended September 30, 2025 amounted to $82.6 million, due to $452.9 million in purchases of marketable securities and $0.2 million for purchases of equipment, which was partially offset by $319.1 million in maturities of marketable securities and $51.5 million in sales of marketable securities.

Financing activities

Cash provided by financing activities during the nine months ended September 30, 2026 was $30.2 million due to cash proceeds of $29.4 million from the issuance of common stock upon exercise of stock options and $0.8 million in proceeds from the Company’s 2021 Employee Stock Purchase Plan (2021 ESPP).

Cash provided by financing activities during the nine months ended September 30, 2025 was $192.1 million, due to cash proceeds of $200.0 million from the April 2025 underwritten registered direct offering, $4.2 million in proceeds from the issuance of common stock upon exercise of stock options, and $0.6 million in proceeds from the Company’s 2021 Employee Stock Purchase Plan (2021 ESPP), which was partially offset by $12.6 million for the payment of underwriting discounts and commissions and offering costs.

Impact of the Sevasemten Sale

On July 10, 2026, we completed the Sevasemten Sale and received $1,396.1 million in upfront cash proceeds, with an additional $153.9 million deposited into escrow in accordance with the Sevasemten Purchase Agreement, for total expected initial proceeds of $1,550.0 million. As a result, cash, cash equivalents, and marketable securities increased to $1,743.9 million as of September 30, 2026 from $530.1 million as of December 31, 2025. For the three and nine months ended September 30, 2026, we recognized a gain of $1,348.1 million on the Sevasemten Sale. Research and development expenses for the three months ended September 30, 2026 decreased, primarily due to the elimination of direct sevasemten program costs that have not continued following the sale, partially offset by costs associated with the TSA. Any contingent milestone payments will be recognized only if and when the applicable recognition criteria are met.

Funding requirements

Based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report. Drug development and commercialization are capital intensive, and we may seek additional capital in the future to expand our development programs, prepare for commercialization or pursue strategic opportunities. On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings and entered into the Leerink Sales Agreement under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175.0 million from time to time, through the Leerink ATM.

On May 31, 2026, we entered into the Sevasemten Purchase Agreement, pursuant to which Servier acquired sevasemten and certain other related assets collectively constituting our muscular dystrophy program and assumed certain related liabilities for aggregate potential consideration of up to $2,650.0 million. The transaction was completed on July 10, 2026, and we received $1,396.1 million in upfront cash proceeds, with an additional $153.9 million deposited into escrow in accordance with the Sevasemten Purchase Agreement, for total expected initial proceeds of $1,550.0 million. The Company is eligible to receive up to $1,100.0 million in potential future milestone payments, including (a) a potential milestone payment upon achieving U.S. marketing approval for sevasemten for Becker muscular dystrophy in the amount of (i) $200.0 million, in cash, payable in the event of an approved labelling including specified adult and adolescent populations or (ii) $100.0 million in cash, payable in the event of an approved labelling including only specified adult populations (if (i) has not previously been achieved); (b) a potential milestone payment of $600.0 million in cash, payable upon the achievement of U.S. marketing approval for sevasemten for Duchenne muscular dystrophy; and (c) a potential milestone payment of $300.0 million in cash, payable upon the achievement of annual U.S. net sales of sevasemten products exceeding $550.0 million. Achievement of these milestones depends on regulatory and commercial outcomes controlled by Servier, and we may not receive any milestone payments. On November 3, 2026, Servier announced that the pivotal GRAND CANYON study of sevasemten in Becker muscular dystrophy did not meet its primary or secondary endpoints. Servier is conducting further analysis of the study results and relevant prior clinical data.

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

We do not currently have any long-term material capital requirements other than those disclosed below under contractual obligations and commitments. Obtaining regulatory approval for our product candidates and building the sales, marketing and distribution infrastructure necessary to commercialize them, if approved, will require significant resources, and we may seek additional funding to support those activities.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	the scope, progress, results and costs of researching and developing our product candidates including:
o	conducting preclinical studies and clinical trials;
o	the costs, timing and outcome of regulatory review of our product candidates;
o	the number and characteristics of other product candidates that we pursue;
o	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
o	the costs of manufacturing products of consistent quality and obtaining sufficient inventory to support commercial launch;
o	the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval; and
o	the cost and timing of hiring new employees to support our continued growth;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the effect of competing products that may limit market penetration of our products;
●	the ability to establish and maintain collaborations on favorable terms, if at all;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, including any milestone payments under the Sevasemten Purchase Agreement, if any;
●	the timing and amount of cash taxes payable in connection with the Sevasemten Sale;

●	the release of amounts held in escrow and any indemnification obligations under the Sevasemten Purchase Agreement;
●	the costs of providing transition services related to the Sevasemten Sale, net of any reimbursements;
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
●	the compliance and administrative costs associated with being a public company;
●	the effects of inflation on our business operations; and
●	the extent to which we acquire or invest in businesses, products, or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

If we need to raise additional funds in the future and are unable to do so on acceptable terms, we may be required to delay, limit or reduce the scope of our development or commercialization plans, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Operating and Capital Expenditure Requirements and Contractual Obligations

We expect that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months.

Our short-term material cash requirements as of September 30, 2026 are to fund our operations, which consist primarily of research and development expenses related to our programs, and to a lesser extent, general and administrative expenses. We have entered into contracts in the normal course of business with CROs, CDMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

Our long-term cash requirements as of September 30, 2026 include our lease obligations. In January 2022, we entered into a lease agreement for approximately 18,614 square feet of office and laboratory space in Boulder, Colorado which includes escalating rent payments and an 8.2 year term, plus our share of operating expenses. In February 2023, the lease was modified to occupy an additional 9,624 square feet of office space, with aggregate payments of approximately $1.5 million over the initial 7.3 year term, plus our share of operating expenses. As of September 30, 2026, our total operating lease liability balance is $3.4 million, of which $1.0 million is a current liability.

We have committed to purchase federal transferable production tax credits. As of September 30, 2026, we have a remaining commitment of $40.0 million through January 2027. Our commitments are contingent upon the satisfaction of certain legal and contractual conditions from the sellers, and the continued availability of the credits under federal tax laws. We expect to utilize these credits in the same quarter in which they are purchased, offsetting federal income tax estimated payments and reducing income tax expense in the associated periods.

Critical Accounting Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States and require management to make estimates and judgments that affect the reported amounts of assets, liabilities, costs, expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, and evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.

Our critical accounting estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026 and the notes to the financial statements appearing elsewhere in this Quarterly Report. During the three and nine months ended September 30, 2026, the completion of the Sevasemten Sale resulted in significant judgments related to the accounting for the transaction, including contingent consideration, as described below. Except for this matter, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K filed on February 26, 2026.

Accounting for the Sevasemten Sale

Accounting for the Sevasemten Sale required management to make judgments regarding the measurement and recognition of consideration received or receivable in connection with the transaction, including the treatment of contingent consideration and consideration allocated to transition services. In determining the gain recognized upon closing, we evaluated the terms of the transaction agreements and the relevant facts and circumstances as of the transaction date.

Potential regulatory and commercial milestone payments of up to $1,100.0 million were not included in the consideration recognized upon closing due to the uncertainties associated with achievement of the underlying milestones. We will reassess the accounting for such contingent consideration at each reporting period based on changes in the relevant facts and circumstances.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $1,743.9 million and $530.1 million, respectively, primarily invested in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, asset-backed securities, commercial paper, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term available-for-sale marketable securities. Our available-for-sale marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. However, there can be no assurance that changes in interest rates will not have a material adverse impact on us in the future.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2026 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three and nine months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:

Risks Related to Our Financial Position, Need for Additional Capital and Limited Operating History

●	We are a clinical-stage biopharmaceutical company with a limited operating history, some of our product candidates are early in development and we have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.

●	We have not generated any product revenue to date and, other than net income resulting from the gain on the Sevasemten Sale, have incurred significant net losses since our inception, and expect to continue to incur significant net losses for the foreseeable future.
●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates, if approved.
●	We may require substantial additional capital to finance our operations, which may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

●	We are substantially dependent on the success of our lead product candidate EDG-7500. If we are unable to complete further development of, obtain approval for and commercialize EDG-7500 for one or more indications in a timely manner, our business will be harmed.
●	In addition to EDG-7500, our prospects depend in part upon developing and commercializing EDG-15400 and product candidates from our EDG-003 cardiometabolic discovery program and discovering, developing and commercializing product candidates in future programs, which may fail or suffer delays that adversely affect their commercial viability.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the FDA, European Medicines Agency (EMA) or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	Our product candidates may cause serious adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.
●	If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.
●	We have limited resources and are currently focusing the majority of our efforts on developing EDG-7500 for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.
●	We face significant competition and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted.
●	Interim, topline and preliminary data from our clinical trials that we announce or publish may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We may not be successful in our efforts to develop a proprietary drug discovery platform to build a pipeline of product candidates.

●	The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.
●	Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.
●	Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

●	The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval of our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

●	Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.

Risks Related to Our Intellectual Property

●	Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Risks Related to Our Dependence on Third Parties

●	We rely, and expect to continue to rely, on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies, which may harm our business.
●	We contract with third parties for the production of EDG-7500 and EDG-15400 for our ongoing clinical trials and the production of product candidates from our EDG-003 cardiometabolic discovery program for our ongoing preclinical studies, and expect to continue to do so for additional clinical trials, preclinical studies and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	Our reliance on third parties may require us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Risks Related to Our Future Operations Following the Sevasemten Sale

●	There is no guarantee that we will receive the milestone payments under the Sevasemten Purchase Agreement.
●	We have discretion in the use of the proceeds from the Sevasemten Sale and our choices about the use of proceeds may be ineffective.
●	We may face new challenges as a smaller, less diversified company.
●	We may experience operational burdens, disputes or costs in connection with transition services and other post-closing obligations under the Sevasemten Sale.

Risks Related to Our Financial Position, Need for Additional Capital and Limited Operating History

We are a clinical-stage biopharmaceutical company with a limited operating history, some of our product candidates are early in development and we have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are developing precision medicines for cardiovascular diseases which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. We commenced operations in 2017, we have no products approved for commercial sale, and have not generated any product revenue. We expect to initiate a Phase 3 clinical trial with our product candidate EDG-7500 for people with hypertrophic cardiomyopathy (HCM) in the fourth quarter of 2026, and we have initiated a Phase 2 clinical trial with our product candidate EDG-15400 in adults with symptomatic heart failure with preserved ejection fraction (HFpEF) who have a left ventricular ejection fraction (LVEF) of at least 50%. We have not yet initiated clinical trials for any other product candidate, including product candidates from our EDG-003 cardiometabolic discovery program. Since our inception in 2017, we have devoted substantially all of our focus and financial resources to discovering, identifying and developing potential product candidates, including advancing our development programs, conducting preclinical studies of our product candidates and initiating clinical trials, organizing and staffing our company, business planning, raising capital and securing related intellectual property rights.

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

We have not generated any product revenue to date and, other than net income resulting from the gain on the Sevasemten Sale, have incurred significant net losses since our inception, and expect to continue to incur significant net losses for the foreseeable future.

Other than net income resulting from the gain on the Sevasemten Sale, we have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through private placements of our convertible preferred stock and public offerings of our common stock. Our net income was $1,166.2 million and $1,059.8 million for the three and nine months ended September 30, 2026, respectively, and as of September 30, 2026, we had retained earnings of $513.4 million, primarily driven by the gain recognized from the Sevasemten Sale. We are advancing EDG-7500 and EDG-15400 in clinical development. Our other programs, including EDG-003, are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our approved product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. For example, we anticipate that our general and administrative expenses will increase in the future as we scale our organization to support clinical advancement, regulatory readiness, and future commercial planning activities. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance, particularly since we expect our expenses to increase if and when our product candidates progress through clinical development as product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Net income recognized in the three and nine months ended September 30, 2026 is not indicative of future operating performance because it includes the gain recognized on the Sevasemten Sale. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our stock.

While the Sevasemten Sale significantly strengthened our capital position, we expect to continue to incur substantial operating losses as we advance EDG-7500, EDG-15400 and our other cardiovascular programs. Our future capital requirements will depend on our operating plans, including the scope and timing of our clinical development programs, commercialization activities and potential strategic opportunities, as well as regulatory requirements, manufacturing activities, potential business development opportunities and other factors. In addition, future milestone payments under the Sevasemten Purchase Agreement are contingent upon the achievement of specified development, regulatory and commercial milestones and may never be received.

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

As of September 30, 2026, we had $1,743.9 million in cash, cash equivalents and marketable securities. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months. The upfront proceeds from the Sevasemten Sale, combined with existing cash, cash equivalents and marketable securities, significantly strengthen our capital position and are expected to support advancement of EDG-7500 and our cardiovascular pipeline; however, our operating plans may change and we may seek or require additional capital. On May 10, 2024, we filed an automatic shelf registration statement on Form S-3ASR that allows us to undertake various equity and debt offerings. We additionally filed a prospectus supplement to the shelf registration statement and entered into a sales agreement with Leerink Partners LLC (Leerink Sales Agreement) on May 10, 2024, under which we may offer and sell shares of common stock, having aggregate sales proceeds of up to $175.0 million from time to time, through an “at the market offering” program (Leerink ATM). Pursuant to the automatic shelf registration statement, on April 3, 2025, we closed an underwritten registered direct offering of 9,935,419 shares of our common stock for net proceeds of $187.1 million after deducting underwriting discounts and commissions and offering expenses. We have not yet offered or sold any shares of common stock related to the Leerink ATM.

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

We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may also seek additional capital in the future to support strategic opportunities, business development activities, commercialization initiatives or expanded development programs. In the event that we would need to obtain additional funding, our ability to raise or access capital may be affected by macroeconomic events and disruptions to the U.S. banking and financial sectors and adequate financing may not be available to us on acceptable terms, or at all. Failures of banks and other financial institutions, such as Silicon Valley Bank in March 2023, or issues in the broader U.S. financial system may impact the broader capital markets, and in turn, may impact our ability to access those markets. Further, a tightening of credit markets and lending standards could make it more difficult for us to raise capital through either debt or equity offerings on commercially reasonable terms or at all.

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

The Sevasemten Sale has generated, and may in the future generate, substantial taxable income. Although we have net operating loss carryforwards and other tax attributes, our ability to use those attributes may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) (as further described below) and similar state rules. As a result, the Sevasemten Sale may result in material cash tax obligations, and the amount of any such obligations may differ from our estimates as the transaction accounting and related tax provision are finalized.

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. Our state NOLs may be subject to similar or different limitations. As of December 31, 2025, we had available federal NOL carryforwards of approximately $319.7 million, of which $318.5 million do not expire, and state NOL carryforwards of approximately $333.3 million, of which $32.7 million do not expire. We expect to use substantially all of these NOLs to offset taxable income arising from the Sevasemten Sale.

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

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for and commercialize EDG-15400 in adults with symptomatic HFpEF who have an LVEF of at least 50%, product candidates from our EDG-003 research program currently focused on cardiometabolic indications, and our lead product candidate EDG-7500. However, research and development related to new product candidates is inherently risky. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

For EDG-7500 trials, we completed the Phase 1 trial in healthy subjects and our multipart Phase 2 trial (CIRRUS-HCM) in patients with oHCM and nHCM, and for EDG-15400 trials, we completed the Phase 1 trial in healthy subjects. However, we may experience difficulty with enrollment of patients in a Phase 3 trial of EDG-7500 and Phase 2 trial of EDG-15400 (EQUINOX-HFpEF).

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

With EDG-7500, we expect to face competition from existing products and products in development. Current first-line pharmaceutical treatment for patients with oHCM and nHCM consists of non-vasodilating beta blockers and non-dihydropyridine calcium channel blockers. Commonly prescribed beta-blockers are atenolol, propranolol, and metoprolol. Verapamil and diltiazem are calcium channel blockers used in the treatment of symptomatic oHCM and nHCM. For oHCM patients who remain symptomatic, a sodium channel blocker with negative inotropic drug properties, typically disopyramide (Norpace marketed by Pfizer or a generic form) and/or a cardiac myosin inhibitor (CMI) (Camzyos marketed by Bristol-Myers Squibb (BMS) or Myqorzo marketed by Cytokinetics), may also be added.

In the field of emerging treatments for HCM, competitors include BMS, Cytokinetics and Braveheart, each of which has advanced or is advancing a CMI for the treatment of symptomatic NYHA Class II-III oHCM and nHCM. BMS received approval for oHCM and commercialized Camzyos (mavacamten) in the US in 2022 and is now approved and marketed in Europe and countries across five continents. In late 2025 and early 2026, Cytokinetics received approval of Myqorzo (aficamten) in the US, Europe and certain Asian countries, also for the treatment of oHCM. BMS reported negative results from its Phase 3 nHCM trial of mavacamten in early 2025 but plans to initiate another Phase 3 nHCM trial in the second half of 2026. In 2026, Cytokinetics announced positive results from its Phase 3 trial of aficamten in nHCM. Cytokinetics and BMS are also developing their respective CMIs in pediatric oHCM patients; in September 2026, BMS announced the approval of Camzyos for the treatment of symptomatic NYHA II-III oHCM in adolescents. Braveheart Bio announced results from its Phase 2 oHCM and nHCM of HRS/BHB-1893 in March 2026 and plans to initiate global Phase 3 studies in oHCM and nHCM in the second half of 2026 and 2027, respectively.

Other active non-CMI programs include: Lexicon’s sotagliflozin, which completed enrollment of the Phase 3 trial in symptomatic oHCM and nHCM in July 2026; Imbria’s ninerafaxstat, currently in Phase 2b trial for symptomatic nHCM; HAYA’s HTX-001, currently in Phase 1a/b for nHCM; Tenaya’s TN-201, a Phase 1b/2 gene therapy for MYBPC3-associated HCM. We are aware of several preclinical HCM programs including: JN-210, a microRNA activating gene therapy approach being developed by Jaan Biotherapeutics; CDR348T and CDR641L, both are non-coding RNA-based therapies being developed by Cardior Pharmaceuticals (acquired by Novo Nordisk in May 2024); Lexeo’s LX2022 a TNNI3 gene therapy program; DINA-003, a gene therapy approach developed by DiNAQOR for which we have limited knowledge of its development plans.

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our product candidates. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. The Food and Drug Omnibus Reform Act reformed the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. In January 2026, CMS launched the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model), which aims to ensure fair and reasonable drug prices for Medicaid through CMS-led negotiations with drug manufacturers. Under the GENEROUS Model, manufacturers will provide supplemental rebates to participating states for drugs included in the model to align Medicaid net prices with what certain other countries pay. The GENEROUS Model is voluntary for manufacturers and states.

Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In October 2026, CMS published the Global Benchmark for Efficient Drug Pricing (GLOBE) Model Final Rule, which will implement a mandatory Medicare Part B five-year demonstration payment model that will require manufacturers of certain high-spend Part B drugs and biologicals to pay rebates to CMS tied to international drug prices for those products. The final rule added exclusions for orphan-only drugs, cellular and gene therapy products, and plasma-derived products, and delayed the start of the first performance year to April 1, 2027. CMS also noted that it intends to waive GLOBE’s mandatory participation requirements for manufacturers in any calendar quarter during which they are participating in the GENEROUS Model. The GLOBE Model final rule is subject of ongoing litigation, which can impact its implementation. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. Additionally, the OBBB Act includes provisions that will impact the United States healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. The OBBB Act also expanded the orphan drug exemptions under the Medicare Price Negotiation Program, including an amendment to exclude orphan designated drugs for one or more rare diseases or conditions, instead of only one disease/condition, with the initial price applicability year 2028 and after, from Medicare price negotiations, and providing that the time for measuring a former orphan drug’s eligibility for Medicare price negotiations will be calculated from the first day after the date of FDA approval for a non-orphan disease or condition, or an approval for which the drug does not have orphan drug designation. The expansion of the exemptions for orphan designated drugs from the Medicare Drug Price Negotiation Program is expected to provide greater incentives for the development of drugs for orphan diseases and conditions which could potentially increase our competition. We cannot predict the full impact of the OBBB Act, executive orders, and new laws focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as future legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

In the United States, a broad variety of data protection laws and regulations may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with certain data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgments and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, establishes restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a California Privacy Protection Agency to implement and enforce the legislation. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Additionally, numerous other state legislatures have enacted or are currently contemplating, and may pass, their own data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many of these laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted a Colorado Privacy Act (CPA) in June 2021 that went into effect on July 1, 2023, with enforcement commencing on the same date. The Colorado Attorney General released its rules implementing the CPA on March 15, 2023, and since has amended these rules on multiple occasions. Connecticut, Utah and Virginia have also enacted legislation similar to the CCPA and the CPA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Maryland, Minnesota, New Hampshire, New Jersey, Nebraska and Tennessee have enacted similar legislation that took effect in 2025; Indiana, Kentucky and Rhode Island have enacted similar legislation that has taken effect in 2026; Alabama, Louisiana, and Oklahoma have enacted similar legislation that will take effect in 2027; and Vermont has enacted similar legislation that takes effect in 2028. The U.S. government also has instituted rules, effective April 8, 2025, that prohibit or restrict transactions involving certain types and amounts of sensitive data between U.S. persons and foreign persons associated with specific countries of concern, including China. Among other things, these rules require U.S. businesses to seek assurances from certain foreign parties with which they share sensitive data (under certain types of agreements) that those parties will not further share that data with parties in countries of concern. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action.

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

The Sevasemten Sale resulted in the separation or transfer of certain employees and may require us to reallocate responsibilities among remaining personnel while continuing to recruit and retain employees needed to advance our cardiovascular pipeline. Following the sale of sevasemten, we had 133 full-time employees. Of these employees, 98 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We, and our CROs, like other companies operating in today’s environment, are increasingly dependent on information systems, services and infrastructure, and information systems, services, and infrastructure owned, operated or maintained by third parties, to operate our business. In the ordinary course of our business, we collect, create, generate, process, transmit and store large amounts of sensitive information, including personal information, proprietary information such as trade secrets, and other sensitive data. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of our information systems and the information contained therein. We have incurred costs to establish a cybersecurity risk management program, including through the implementation of security measures in an effort to protect systems that store our information. However, despite the implementation of those security measures and the implementation of our cybersecurity risk management program, given the size and complexity and the increasing amounts of information maintained on our information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials), service providers, suppliers, and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, technical errors, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, service providers, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise the confidentiality, integrity, or availability of our information systems or the information contained therein, or otherwise lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. We, our CROs, and other vendors that we work with have experienced cybersecurity incidents in the past (including one of our vendors in 2026 and CROs of ours in 2025, 2023, and 2019) and we cannot eliminate the risk that we, our CROs, and other vendors will experience them in the future.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, including China, with respect to trade policies, treaties, tariffs, taxes, any retaliatory actions in respect thereto, and other limitations on cross-border operations. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions, including the impact of changes in the U.S. government administration and policy positions, that could negatively impact U.S. trade and our business. For example, legislation in Congress known as the BIOSECURE Act was enacted in December 2025 as part of the 2026 National Defense Authorization Act, and places limitations on certain interactions with certain Chinese and other biotechnology firms that may pose a threat to United States national security; additional proposals have been raised regarding possible executive actions to further limit those Chinese service providers’ ability to engage in business in the United States. In addition, between February 2025 and February 2026, the U.S. administration imposed additional tariffs of 10% - 145% on many products imported from China citing authorities provided for in the International Emergency Economic Powers Act (IEEPA). These additional U.S. tariffs implemented under IEEPA were rescinded on February 24, 2026, following a Supreme Court decision invalidating the use of IEEPA to authorize these tariffs, but the U.S. government subsequently implemented a “temporary import surcharge” of 10% on many of the same imports between February 24, 2026 and July 24, 2026, under authorities provided for in Section 122 of the Trade Act of 1974. Upon expiration of the Section 122 temporary import surcharge on July 24, 2026, the U.S. government implemented tariffs of up to 10% or 12.5% on imported commodities from 60 U.S. trading partners, with certain items (including certain chemicals used for pharmaceutical applications) excepted, under authorities provided under Section 301 of the Trade Act of 1974, following a determination by the U.S. Trade Representative that these trading partners insufficiently enforce forced labor laws. The United States has also implemented tariffs of up to 100% under Section 232 of the Trade Expansion Act of 1962 on certain patented pharmaceutical products and APIs. In response to these and other actual and threatened tariff actions, certain U.S. trading partners have from time to time imposed and/or threatened retaliatory tariffs or other trade controls. These or other tariffs, actual or proposed legislation, or similar laws and regulations in the future, including changes to implemented bilateral trade deals between the U.S. and China, could adversely impact our current or future third-party arrangements with certain companies, including those in China or Chinese-owned U.S. companies, which could delay or impact our clinical trials and consequently delay or obstruct successful commercialization of our product candidates. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Although no third-party has asserted a claim of patent infringement against us as of the date of this periodic report, others may hold proprietary rights that could prevent our product candidates from being marketed. While we believe that any such patent would be difficult to enforce and that we would have valid defenses to these claims of patent infringement, we cannot be certain that we would prevail in any dispute and we cannot be certain how an adverse determination would affect our business.

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

Risks Related to Our Future Operations Following the Sevasemten Sale

We may not receive the milestone payments under the Sevasemten Purchase Agreement.

On July 10, 2026, Servier Pharmaceuticals LLC and Les Laboratoires Servier (Servier) acquired sevasemten and certain other related assets collectively constituting our muscular dystrophy program and assumed certain related liabilities for aggregate potential consideration of up to $2,650.0 million (Sevasemten Sale), pursuant to an Asset Purchase Agreement between us and Servier dated May 31, 2026 (Sevasemten Purchase Agreement). The up to $2,650.0 million of aggregate potential consideration consists of $1,396.1 million in upfront cash proceeds received upon close of the Sevasemten Sale, with an additional $153.9 million deposited into escrow in accordance with the Sevasemten Purchase Agreement, for total expected initial proceeds of $1,550.0 million, and up to $1,100.0 million in potential future milestone payments that are subject to certain conditions, risks and uncertainties, including (a) a potential milestone payment upon achieving U.S. marketing approval for sevasemten for Becker muscular dystrophy in the amount of (i) $200.0 million, in cash, payable in the event of an approved labelling including specified adult and adolescent populations or (ii) $100.0 million in cash, payable in the event of an approved labelling including only specified adult populations (if (i) has not previously been achieved); (b) a potential milestone payment of $600.0 million in cash, payable upon the achievement of U.S. marketing approval for sevasemten for Duchenne muscular dystrophy; and (c) a potential milestone payment of $300.0 million in cash, payable upon the achievement of annual U.S. net sales of sevasemten products exceeding $550.0 million. U.S. marketing approval for sevasemten for Becker muscular dystrophy or Duchenne muscular dystrophy and sales of sevasemten products in the U.S. are subject to various risks and uncertainties, many of which are outside of our control. The achievement of the milestones depends on, among other things, the results of clinical trials of sevasemten. On November 3, 2026, Servier announced that the pivotal GRAND CANYON study of sevasemten in Becker muscular dystrophy did not meet its primary or secondary endpoints, and Servier is conducting further analysis of the study results and relevant prior clinical data. Such development could prevent the achievement of one or more of the milestones. Accordingly, we may not receive any of the milestone payments. If we do not receive any of the milestone payments, our business, financial condition, results of operations and prospects may be adversely affected.

We have discretion in the use of the proceeds from the Sevasemten Sale and our choices about the use of proceeds may be ineffective.

We plan to use the proceeds that we received at the closing of the Sevasemten Sale and any milestone payments for working capital and general corporate purposes, in connection with our continued business, which is focused on our cardiovascular pipeline. We expect to use the upfront proceeds received at closing, together with our existing cash, cash equivalents and marketable securities, for working capital and general corporate purposes, including advancing EDG-7500, EDG-15400 and our EDG-003 cardiometabolic discovery program, satisfying transaction-related tax and other obligations. We will have broad discretion in the application of the proceeds from the Sevasemten Sale and our planned use of proceeds described above may not improve or enhance our business, financial condition, results of operations or prospects. An ineffective use of proceeds may have a material adverse effect on business, financial condition, results of operations and prospects.

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

As of September 30, 2026, our executive officers, directors, affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 21.5% of our outstanding common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. These provisions, among other things:

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

Date: November 4, 2026

EDGEWISE THERAPEUTICS, INC.

By:	/s/ Kevin Koch
Name:	Kevin Koch
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Michael Nofi
Name:	Michael Nofi
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)